Form 10QSB
period 1995-03-31
FARM FISH INC
filed 1995-05-12
CIK 34551

May 12, 1995



FEDERAL EXPRESS

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.
Washington, D. C. 20001

	RE:	Farm Fish, Inc.
		Commission File #07320
		Form 10-QSB for Period Ended March 31, 1995

Gentlemen:

Pursuant to the requirements of Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-QSB for the quarter ended March 31, 1995.

Sincerely,



C. E. Horne,
Secretary and
Chief Financial Officer

CEH/rr

Enclosure

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20001


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1995      COMMISSION FILE NUMBER 07320

FARM FISH, INC.

A MISSISSIPPI CORPORATION             E. I. NUMBER 64-0474591
Post Office Box 23109
Jackson, Mississippi  39225-3109

Telephone Number (601)354-3801

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


YES    X                            NO _____

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest purchased date.


___________CLASS_____________	     OUTSTANDING AT MARCH 31, 1995
 Common Stock, No Par Value      		2,688,605 Shares

FARM FISH, INC.


INDEX


PART I	      FINANCIAL INFORMATION	               	PAGE

		Consolidated Condensed Balance Sheets
		  March 31, 1995 and December 31, 1994				         1

		Consolidated Condensed Statement of Operations
		  Three Months Ended March 31, 1995 and 1994			    2

		Consolidated Condensed Statement of Cash Flows
		  Three Months Ended March 31, 1995 and 1994			    3

		Notes to Consolidated Condensed Financial
    Statements		                                     4

		Management's Discussion and Analysis of Financial
		  Condition and Results of Operations				          5,6

PART II	      OTHER INFORMATION				                 	7

- - 1 -

PART I     FINANCIAL INFORMATION

FARM FISH, INC.


CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994



                                                 	MARCH 31,    	DEC. 31,
							   	                                         1995		       1994
                     	ASSETS				                 (Unaudited)	   (*Note)
CURRENT ASSETS
	Cash						                                      	$  133,039	  $   96,864
 Accounts Receivable - Net                           138,968	     165,830
	Inventories - Note 2				  	                       3,460,412    3,688,944
	Prepaid Expenses						                               13,186	      12,034

	Total Current Assets				                          3,745,605	   3,963,672

PROPERTY, PONDS, AND EQUIPMENT - NET			            2,214,019	   2,269,459

OTHER ASSETS						                                   764,069    	 589,865

TOTAL ASSETS					                                 $6,723,693 	 $6,822,996

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	Accounts Payable				                            	$   13,953  	$   25,248
	Advances Payable to Shareholder &
   Current Maturities	                             2,328 810    2,901,034
	Other Accrued Expenses and Payable		                524,690	     117,581

	Total Current Liabilities					                    2,867,453	   3,043,863

LONG TERM DEBT, Less Current Maturities			           670,000	     670,000
DEFERRED INCOME TAXES					                             4,672	     114,000

STOCKHOLDERS' EQUITY
	Common Stock - without par value, authorized
   5,000,000 shares, subscribed and issued
   2,688,605 shares at stated value at March 31,
   1995 and 2,688 605 shares at December 31, 1994	  4,424,336    4,424,336
	Additional Paid-In Capital				                       475,776	     475,776
	Retained Earnings (Deficit)				                   (1,718,544)  (1,904,979)

	Total Stockholders' Equity				                     3,181,568	   2,995,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		       $6,723,693   $6,822,996

* See accompanying notes to consolidated condensed financial statements

- - 2 -

FARM FISH, INC.


CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE MONTHS ENDED MARCH 31, 1995

                           							                   THREE MONTHS ENDED
					                                                     MARCH  31
                                                      1995  	      1994

NET SALES			                                       $  809,511   $  852,302
OTHER INCOME			                                       146,279	      90,878

                                        								      955,790	     943,180

COST AND EXPENSES
	Cost of Sales				                                    590,266	     595,175
	Selling, General, and Administrative Expense
	  Other Than Interest				                             40,297	      46,459
	Interest							                                       22,295	      28,797

	Total Cost and Expenses					                         652,858	     670,431

INCOME BEFORE INCOME TAXES				                        302,932	     272,749

INCOME TAX EXPENSE					                               116,497	     100,917

NET INCOME					                                  		$  186,435  	$  171,832


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
  (Primary and assuming full Dilution)				          2,638,605	   2,638,605

NET INCOME PER SHARE				                          	$     0.07  	$     0.07









See accompanying notes to consolidated condensed financial statements

- - 3 -

FARM FISH, INC.


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                            			      THREE MONTHS ENDED
					                                                     MARCH 31
					                                                1995  	       1994

NET CASH PROVIDED BY OPERATING ACTIVITIES	        $  609,433   	$  481,930

INVESTING ACTIVITIES
	Purchase of Equipment					                           (1,034)	     (67,749)
	Decrease (Increase) in Other Assets				         	         0          (982)

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	     (1,034)	     (68,731)


FINANCING ACTIVITIES
	Proceeds from Borrowing					             	                0 	           0
	Principal Payments on Borrowing				                 120,000	     (500,000)
	Advances from Shareholders				                     (350,730)	      16,669
	Payments on Shareholders Advances			               (341,494)  	         0

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	   (572,224)	    (483,331)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	     36,175	      (70,132)

	Cash and Cash Equivalents at Beginning of Period		   96,864      	 82,673

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  133,039   	$   12,541













See accompanying notes to consolidated condensed financial statements

- - 4 -

FARM FISH, INC.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1:	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessary indicative of the results that may be expected for the year ended December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2:	INVENTORIES

The components of inventory consist of the following:
                                       							       	 March 31	   Dec. 31
								                                                 1995		      1994
	Live Fish				                                      		$3,438,788 	 $3,661,061

	Feed and Supplies					                                   21,624	      27,883

	TOTAL INVENTORY				                                 	$3,460,412  	$3,688,944



NOTE 3:	INCOME TAXES

The effective income tax rate for the quarter ended March 31, 1995 and March 31, 1994 differ from the statutory federal income tax rate due to state incomes taxes.

- - 5 -

FARM FISH, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying statement of income:


OPERATING INCOME

	During the three month period ended March 31, 1995, Farm Fish, Inc.
 made	a profit before taxes of $302,932 compared to $272,749 profit
 for the same	period in 1994. Increase in profit of $30,183 was due
 mainly to a 13%	increase in the unit price of food fish sold for
 the current three months	compared to the same period in 1994.

	Cost of sales was 73% of sales for the current quarter compared to
 the 70% of	sales for the first quarter in 1994.  The price of live
 fish sold for the current quarter averaged $.80 per pound compared
 to $.70 per pound for the same	quarter in 1994.  Fingerling sales
 were $88,000 for the current quarter	compared to no sales for same
 quarter last year.

	The average production cost of fish for the first quarter this year
 was $.51 per	pound compared to $.50 average production cost per pound
 for the same	quarter last year.

	The company had other income (dividends from feed cooperative) of
 $59,000	for the current quarter while other income for the first
 quarter of last year was	$91,000.

- - 6 -

FARM FISH, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Continued

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31, 1995 current assets exceeded current liabilities by
 $878,000	compared to $747,000 working capital for the same period
 ended March 31,	1994.  Most of this change was a net decrease in
 advances payable to shareholders and current maturities of $572,000.

	Delta Industries, Inc. made no payments for the company during the
 current	three months period compared to $16,700 paid (mostly legal,
 audit, and	insurance expense) for the same period in 1994.

	Farm Fish, Inc. had an available line of credit of $480,000 with a
 local bank	as of March 31, 1995, compared to $600,000 available as
 of March 31, 1994.	In addition to this line of credit and internally
 generated funds, the company	would rely on Delta Industries, Inc. to
 supply additional working capital if	needed.  The company re-financed
 its long-term debt in June 1993. Interest	on this note is payable
 quarterly beginning in September 30, 1993 with the	annual principal
 payments of $100,000 due April 30 of each year and final	payment due
 April 30, 1999.

- - 7 -

PART I     OTHER INFORMATION

FARM FISH, INC.


ITEM 1 - LEGAL PROCEEDINGS

	The Registrant is not aware of any pending legal proceedings, other than ordinary routine litigation incidental to the business, involving the
 Registrant or its subsidiary of any property or assets of the Registrant of its subsidiary.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There were no stockholders meeting held during the quarter ended March 31, 1995.


ITEM 6 - EXHIBIT AND REPORT ON FORM 8-K

	There were no reports on Form 8-K for the quarter ended March 31, 1995.




SIGNATURES


In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  								       FARM FISH, INC.
							                                          	(Registrant)



May 10, 1995                          				 ___________________________
  	Date 			                        			       C. E. Horne, Secretary
								                                   and Chief Financial Officer