Form 10QSB/A
period 1995-03-31
FARM FISH INC
filed 1995-07-11
CIK 34551

July 11, 1995



FEDERAL EXPRESS

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.
Washington, D. C. 20001

	RE:	Farm Fish, Inc.
		Commission File #07320
		Form 10-QSB/A for Period Ended March 31, 1995

Gentlemen:

Pursuant to the requirements of Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-QSB for the quarter ended March 31, 1995.

Sincerely,



C. E. Horne,
Secretary and
Chief Financial Officer

CEH/rr

Enclosure

FORM 10-QSB/A

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


YES    X                            NO _____

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest purchased date.


___________CLASS_____________	     OUTSTANDING AT MARCH 31, 1995
Common Stock, No Par Value		2,688,605 Shares

FARM FISH, INC.


INDEX


PART I	FINANCIAL INFORMATION					PAGE

		Consolidated Condensed Balance Sheets
		  March 31, 1995 and December 31, 1994                  1

		Consolidated Condensed Statement of Operations
		  Three Months Ended March 31, 1995 and 1994	         2

		Consolidated Condensed Statement of Cash Flows
		  Three Months Ended March 31, 1995 and 1994		 3

		Notes to Consolidated Condensed Financial
       Statements                                            		4

		Management's Discussion and Analysis of Financial
		  Condition and Results of Operations		   	 5,6

PART II	OTHER INFORMATION			                         7

PART III FINANCIAL DATA SCHEDULE                                         8
         (Electronically Filed)

- -7-

PART I  OTHER INFORMATION

FARM FISH, INC.



SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  FARM FISH, INC.
                             (Registrant)



    May 10, 1995			     	________________________
    Date		 C. E. Horne, Secretary
                                     and Chief Financial Officer