Form 10QSB
period 1995-06-30
FARM FISH INC
filed 1995-08-14
CIK 34551

August 10, 1995


FEDERAL EXPRESS

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.
Washington, D. C. 20001

     RE:  Farm Fish, Inc.
          Commission File #07320
          Form 10-QSB for Period Ended June 30, 1995

Gentlemen:

Pursuant to requirements of Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-QSB for the quarter ended June 30, 1995.


Sincerely,



C. E. Horne,
Secretary and
Chief Financial Officer

CEH/rr

Enclosure

P. S. Please return a copy of this letter stamped with your receipt date. I have enclosed a stamped, self-addressed envelope for this purpose.


                                FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20001


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1995          COMMISSION FILE NUMBER 07320

                               FARM FISH, INC.

A MISSISSIPPI CORPORATION                E. I. NUMBER 64-0474591

                            Post Office Box 23109
                       Jackson, Mississippi  39225-3109

                        Telephone Number (601) 354-3801

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

      CLASS                                    OUTSTANDING AS JUNE 30, 1995
Common Stock, No Par Value                         2,688,605 Shares

                              FARM FISH, INC.

                                  INDEX

                                                             PAGE

PART I     FINANCIAL INFORMATION

           Consolidated Condensed Balance Sheets
             June 30, 1995 and December                        1

           Consolidated Condensed Statements of Operations
             Three Months and Six Months Ended
             June 30, 1995 and 1994                            2

           Consolidated Condensed Statements of Cash Flows
             Six Months Ended June 30, 1995 and 1994           3

           Notes to Consolidated Condensensed
             Financial Statements                              4

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations              5,6

PART II    OTHER  INFORMATION                                 7,8

                                - 1 -

                    PART 1   FINANCIAL INFORMATION

                           FARM FISH, INC.

                 CONSOLIDATED CONDENSED BALANCE SHEETS
            JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994


                                          JUNE 30               DEC. 31
                                           1995                   1994
                                        -----------             -------
                                        (UNAUDITED)             (*NOTE)
                       ASSETS
CURRENT ASSETS
  Cash                                 $  113,729             $   96,864
  Accounts Receivable - Net               365,948                165,830
  Inventories - Note 2                  3,637,543              3,688,944
  Prepaid Expenses                          9,860                 12,034
                                        ---------              ---------
  Total Current Assets                  4,127,080              3,963,672

PROPERTY, PONDS, AND EQUIPMENT - NET    2,201,044              2,269,459

OTHER ASSETS                              764,069                589,865
                                        ---------              ---------
TOTAL ASSETS                           $7,092,193             $6,822,996

                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts Payable                     $   52,677             $   25,248
  Advances Payable to Shareholder
  & Current Maturities                  2,439,481              2,901,034
  Other Accrued Expenses and Payable      609,428                117,581
                                        ---------              ---------
  Total Current Liabilities             3,101,586              3,043,863

LONG TERM DEBT, Less Current Maturities   570,000                670,000
DEFERRED INCOME TAXES                       4,672                114,000

STOCKHOLDERS' EQUITY
    Common Stock - without par value,
    authorized 5,000,000 shares,
    subscribed and issued 2,688,605
    shares at stated value at June 30,
    1995 and 2,688,605 shares at
    December 31, 1994                   4,424,336              4,424,336
  Additional Paid-In Capital              475,776                475,776
  Retained Earnings (Deficit)          (1,484,177)            (1,904,979)
                                        ---------              ---------
  Total Stockholder's Equity            3,415,935              2,995,133
                                        ---------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                              $7,092,193             $6,822,996
                                       ==========             ==========

*See accompanying notes to consolidated condensed financial statements
                                  - 2 -

                              FARM FISH, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
         FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                      JUNE 30                JUNE 30
                                 ------------------     ----------------
                                  1995       1994        1995       1994

NET SALES                   $  932,601   $753,959  $1,742,112 $1,606,261
OTHER INCOME                   248,542    137,468     394,821    228,346
                              --------   --------   ---------  ---------
                             1,181,143    891,427   2,136,933  1,834,607

COST AND EXPENSES
  Cost of Sales                743,219    646,913   1,333,485  1,242,088
  Selling, General, and
    Administrative Expense
    Other Than Interest         38,632     43,004      78,929     89,463
  Interest                      23,558     25,898      45,853     54,695
                               -------    -------    --------    -------
  Total Cost and Expenses      805,409    715,815   1,458,267  1,386,246
                               -------    -------   ---------  ---------
INCOME BEFORE INCOME TAXES     375,734    175,612     678,666    448,361

INCOME TAX EXPENSE             141,367     65,168     257,864    166,085

NET INCOME                     234,367    110,444     420,802    282,276
                              ========   ========    ========   ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
    (Primary and assuming
     full Dilution)          2,688,605  2,688,605   2,688,605  2,688,605
                             ---------  ---------   ---------  ---------
NET INCOME PER SHARE             $0.09      $0.04       $0.16      $0.10
                             =========  =========   =========  =========

See accompanying notes to consolidated condensed financial statements

                             FARM FISH, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                 FOR SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                       SIX MONTHS ENDED
                                                           JUNE 30
                                                       ----------------
                                                       1995       1994

NET CASH PROVIDED BY OPERATING ACTIVITIES            $627,862   $521,984

  INVESTING ACTIVITIES
    Purchase of Equipment                             (49,443)   (94,047)
    Decrease (Increase) in Other Assets                     0     (4,284)

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES      (49,443)   (98,331)




FINANCING ACTIVITIES
  Proceeds from Borrowing                             190,000          0
  Principal Payments on Borrowing                    (350,730)  (500,000)
  Advances from Shareholders                                0     34,822
  Payments on Shareholders Advances                  (400,824)         0

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES     (561,554)  (465,178)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       16,865    (41,525)


  Cash and Cash Equivalents at Beginning of Period     96,864     82,673


CASH AND CASH EQUIVALENTS AT END OF PERIOD           $113,729    $41,148

See accompanying notes to consolidated condensed financial statements

                             FARM FISH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




NOTE 1:          BASIS OF PRESENTATION


The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarly indicative of the results that may be expected for the year ended December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2:          INVENTORIES

The components of inventory consist of the following:

                                         JUNE 30                DEC. 31
                                           1995                   1994
                                       ----------             ----------
     Live Fish                         $3,608,418             $3,661,061

    Feed and Supplies                      29,124                 27,883
                                       ----------             ----------
    TOTAL INVENTORY                    $3,637,542             $3,688,944



NOTE 3:          INCOME TAXES

The effective income tax rate for the quarter ended June 30, 1995 and June 30, 1994 differ from the statutory federal income tax rate due to state income taxes.

                              FARM FISH, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying statement of income:


OPERATING INCOME

SIX MONTHS ENDED JUNE  30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994


         During the six months period ended June 30, 1995, Farm Fish, Inc. made a profit (before tax) of $678,666 compared to $448,361 for the same period in 1994. Net sales were up $136,000 or 8% for the current six months compared to the first six months of last year. The increase in profit is directly attributable to a 13% increase in the sales unit price of food fish per pound from $.71 last year to $.80 for the current six months.

         Cost of sales was 77% of food fish sales for the current six months compared to 72% of sales for the same period last year. Included in cost of sales this period was $201,000 for fingerlings sold. These sales of $327,200 were included in "Other Income".
         Selling, general administrative, and interest expenses were 6.4% of sales this period compared to 9.0% of sales for the same six months of 1994. Other income was up $166,000 this period over last year, thus off-setting most of the increase in cost of sales.



THREE  MONTHS ENDED JUNE  30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994


         Net profit (before tax) for the current quarter was $375,734 compared to $175,612 for the second quarter of 1994. An increase in current quarter sales of $179,000 and $.09 increase in net selling price per pound of food fish over the same quarter in 1994 accounted for most of the increase in current quarter profit.

         Cost of sales was 80% of net food fish sales for the second quarter of 1995 compared to 75% for the same quarter of last year. Selling, general, administrative, and interest expenses were 7% of net sales this period compared to 9% for the same three months of 1994.

                                FARM FISH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Continued

LIQUIDITY AND CAPITAL RESOURCES


        As of June 30, 1995 current assets exceeded current liabilities by $1,025,494 compared to $680,057 for the same period ended June
        30, 1994. Most of this change was a net increase in inventories of $540,000.

        Delta Industries, Inc. made no payments for the company during the current six months period compared to $34,800 paid (mostly legal, audit, and insurance expense) for the same period in 1994.

        Farm Fish, Inc. had an available line of credit of $410,000 with a local bank as of June 30, 1995, compared to $600,000 available as of June 30, 1994. In addition to this line of credit and internally generated funds, the company would rely on Delta Industries, Inc. to supply additional working capital if needed. The company re-financed its long-term debt in June 1993. Interest on this note is payable quarterly beginning September 30, 1993 with the annual principal payments of $100,000 due April 30 of each year and final payment due April 30, 1999.

                         PART II    OTHER INFORMATION

                                FARM FISH, INC.


ITEM 1 - LEGAL PROCEEDINGS


          The Registrant is not aware of any pending legal proceedings, other than ordinary routine litigation incidental to the business, involving the Registrant or its subsidiary of any property or assets of the Registrant of its subsidiary.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of the Stockholders for Farm Fish, Inc., was held May 25, 1995, with the election of T. L. Reed III, Thomas R. Slough, Jr., Leland R. Speed, and W. D. Mounger as directors. The annual report for 1994 and all actions of the officer and directors of the corporation were adopted and approved.

ITEM 6 - EXHIBIT AND REPORT ON FORM 8-K

          Exhibit 27 - Financial Data Schedule - (Page 8 Attached)

          There were no report on Form 8-K for the quarter ended June 30, 1995.

                              SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     FARM FISH, INC.
                                                     ---------------
                                                      (Registrant)




August 10, 1995
---------------                                   -----------------------
     Date                                         C. E. Horne, Secretary
                                                  and Chief Financial Officer
                                   - 8 -

                              FARM FISH, INC.


ARTICLE      Financial Data Schedule
                         Exhibit 27


Fiscal Year End               12/31/95

Period End                    06/30/95

Period Type                   10-QSB




Cash                        $  113,729

Securities                     764,069

Receivables                    365,948

Allowances                           0

Inventory                    3,637,543
                             ---------
Current Assets               4,127,080

P P & E                      2,201,044

Depreciation                   117,858
                             ---------

Total Assets                $7,092,193

Current Liabilities         $3,101,586

Multiplier                           1

Currency                      U S Dollars