Form 10QSB/A
period 1995-06-30
FARM FISH INC
filed 1995-09-27
CIK 34551

AMENDENT
September 27, 1995


Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.
Washington, D. C. 20001

     RE:  Farm Fish, Inc.
          Commission File #07320
          Form 10-QSB/A for Period Ended June 30, 1995

Gentlemen:

Pursuant to requirements of Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-QSB/A for the quarter ended June 30, 1995.


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

                              FARM FISH, INC.

                                  INDEX

                                                             PAGE

PART I     FINANCIAL INFORMATION

           Consolidated Condensed Balance Sheets
             June 30, 1995 and December                        1

           Consolidated Condensed Statements of Operations
             Three Months and Six Months Ended
             June 30, 1995 and 1994                            2

           Consolidated Condensed Statements of Cash Flows
             Six Months Ended June 30, 1995 and 1994           3

           Notes to Consolidated Condensensed
             Financial Statements                              4

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations              5,6

PART II    OTHER  INFORMATION                                  7

           EXHIBIT 27                                          8


                         PART II    OTHER INFORMATION

                                FARM FISH, INC.


ITEM 6 - EXHIBIT AND REPORT ON FORM 8-K

          Exhibit 27 - Financial Data Schedule - (Page 8 Attached)

          There were no report on Form 8-K for the quarter ended June 30, 1995.

                              SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     FARM FISH, INC.
                                                     ---------------
                                                      (Registrant)




August 10, 1995
- ---------------                                   -----------------------
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