Form 10QSB
period 1995-09-30
FARM FISH INC
filed 1995-11-14
CIK 34551

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20001


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1995              COMMISSION FILE NUMBER 07320

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

         CLASS                             OUTSTANDING AS SEPTEMBER 30, 1995
Common Stock, No Par Value                         2,688,605 Shares

                              FARM FISH, INC.

                                  INDEX

                                                    											PAGE

PART I     FINANCIAL INFORMATION

           Consolidated Condensed Balance Sheets
             September 30, 1995 and December 31, 1994            1

           Consolidated Condensed Statements of Operations
             Three Months and Nine Months Ended
             September 30, 1995 and 1994                         2

           Consolidated Condensed Statements of Cash Flows
             Nine Months Ended September 30, 1995 and 1994       3

           Notes to Consolidated Condensed
             Financial Statements                                4

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                5,6

PART II    OTHER  INFORMATION                                    7

           EXHIBIT 27                                            8

                       PART I     FINANCIAL INFORMATION

                                FARM FISH, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
            SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994


                                                   SEPTEMBER 30,  DEC. 31
                                                       1995         1994
                                                   -----------  -----------
                                                    (UNAUDITED)    (*NOTE)

                                  ASSETS
CURRENT ASSETS
  Cash                                              $   96,980   $   96,864
  Accounts Receivable - Net                            211,959      165,830
  Inventories - Note 2                               3,748,726    3,688,944
  Prepaid Expenses                                       6,917       12,034
                                                    ----------   ----------
  Total Current Assets                               4,064,582    3,963,672
PROPERTY, PONDS, AND EQUIPMENT - NET                 2,183,283    2,269,459

OTHER ASSETS                                           718,436      589,865
                                                    ----------   ----------
TOTAL ASSETS                                        $6,966,301   $6,822,996
                                                    ==========   ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts Payable                                  $    9,992   $   25,248
  Advances Payable to Shareholder &
     Current Maturities                              2,315,587    2,901,034
  Other Accrued Expenses and Payable                   433,669      117,581
                                                    ----------   ----------
  Total Current Liabilities                          2,759,248    3,043,863

LONG TERM DEBT, Less Current Maturities                570,000      670,000
DEFERRED INCOME TAXES                                    4,672      114,000

STOCKHOLDERS' EQUITY
  Common Stock - without par value, authorized
  5,000,000 shares, subscribed and issued 2,688,605
  shares at stated value at September 30, 1995 and
  2,688,605 shares at December 31, 1994              4,424,336    4,424,336
Additional Paid-In Capital                             475,776      475,776
Retained Earnings (Deficit)                         (1,267,731)  (1,904,979)
                                                    ----------   ----------
Total Stockholders' Equity                           3,632,381    2,995,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $6,966,301   $6,822,996
                                            								==========   ==========

*See accompanying notes to consolidated condensed financial statements.

                               FARM FISH, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
     FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                  SEPTEMBER 30            SEPTEMBER 30
                            -----------------------  ----------------------
                                 1995        1994        1995        1994


NET SALES                    $1,284,580  $  813,546  $3,026,692  $2,419,807
OTHER INCOME                     18,444      12,757     413,265     241,103
                             ----------  ----------  ----------  ----------
                              1,303,024     826,303   3,439,957   2,660,910


COST AND EXPENSES
  Cost of Sales                 900,002     527,586   2,233,487   1,769,674
  Selling, General,
    & Administrative Expense
    Other Than Interest          43,772      42,675     122,701     132,138
  Interest                       20,016      20,117      65,869      74,812
                             ----------  ----------  ----------  ----------
  Total Cost and Expenses       963,790     590,378   2,422,057   1,976,624

INCOME BEFORE INCOME TAXES      339,234     235,925   1,017,900     684,286

INCOME TAX EXPENSE              122,787      87,292     380,651     253,377
                             ----------  ----------  ----------  ----------
NET INCOME                   $  216,447  $  148,633  $  637,249  $  430,909
                             ==========  ==========  ==========  ==========


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
 (Primary & assuming
    full Dilution)            2,688,605   2,688,605   2,688,605   2,688,605
                             ----------  ----------  ----------  ----------

NET INCOME PER SHARE         $     0.08  $     0.06  $     0.24  $     0.16
                             ----------  ----------  ----------  ----------




See accompanying notes to consolidated condensed financial statements

                               FARM FISH, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                   -----------------------
                                                         1995         1994

NET CASH PROVIDED BY OPERATING ACTIVITIES           $  915,842   $  407,614

INVESTING ACTIVITIES
  Purchase of Equipment                                (98,266)    (147,517)
  Decrease (Increase) in Other Assets                 (132,012)      (2,255)
                                                    ----------   ----------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES      (230,278)    (149,772)



FINANCING ACTIVITIES
  Proceeds from Borrowing                              190,000      150,000
  Principal Payments on Borrowing                     (540,730)    (500,000)
  Advances from Shareholders                          (334,718)      46,780
  Payments on Shareholders Advances                          0            0
                                                    ----------   ----------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES      (685,448)    (303,220)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           116      (45,378)

Cash and Cash Equivalents at Beginning of Period        96,864       82,673
                                                     ---------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   96,980   $   37,295
                                                    ==========   ==========





See accompanying notes to consolidated condensed financial statements

                               FARM FISH, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS





NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interium financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.
For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for year ended December 31, 1994.

NOTE 2:     INVENTORIES

The components of inventory consist of the following:

                                                SEPTEMBER 30,     DEC. 31.
                                                    1995            1994
                                                 ----------     -----------

Live Fish                                        $3,714,867      $3,661,061

Feed and Supplies                                    33,859          27,883
                                                 ----------      ----------
TOTAL INVENTORY                                  $3,748,726      $3,688,944


NOTE 3:     INCOME TAXES

The effective income tax rate for the quarter September 30, 1995 and September 30, 1994 differ from the statutory federal income tax rate due to state income tax.

                               FARM FISH, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying statement of income.


OPERATING INCOME

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED
     SEPTEMBER 30, 1994

     	During the nine month period ended September 30, 1995, Farm Fish,
     	Inc. made a profit (before tax) of $1,018,000 compared to $684,000 profit for the same period in 1994.  Net sales were up $607,000 or
      25% compared to the nine month period ended September 30, 1994.
      Other income was up $172,000 compared to the same period last year.
      An increase in fingerling sales of $189,000 and a decrease 	of $18,000
      in patronage dividend accounted for the net increase in 	other income.

     	The average selling price of food fish was $.80 per pound for the nine-month period ended September 30, 1995 compared to $.74 per pound
      for the first nine months of 1994.  This increase of $.06	per pound in
      selling price contributed more than $226,000 of 	income of Farm Fish,
      Inc. for the current period.

     	Cost of sales was 73.8% of net food fish sales for the current	nine
      month period compared to 73.1% cost of sales of the same "product"
      for the comparative period in 1994.  Production cost	have been
      steady for both periods.  The current interest expense	was down $8,900
      or 12.0% because of a lower rate of interest on Farm Fish, Inc. notes payable with creditors.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 1994

     	Farm Fish, Inc. had a net profit (before tax) of $339,000 for the
     	third quarter of 1995, compared to a net profit of $236,000 for	the
      third quarter of 1994. Net food fish sales for the three months ended September 30, 1995 was $1,285,000 compared to $814,000 for the same three months of 1994. Current quarter sales were up $471,000 or 57.9% over the same period last year.

     	The average selling price of food fish for the current period was	$.80
      per pound compared to same selling price for third quarter	of third
      quarter of 1994.  Other income was up $5,700 for the current quarter compared to the same quarter of last year.

     	Cost of sales was 70.1% of net food fish for the current period ended September 30, 1995, compared to 64.9% cost of sales for the same three month period of 1994. About half of this increase in cost sales for the current period was due to $39,000 "reserve for pond closing" established during this period.

                               FARM FISH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                 Continued


LIQUIDITY AND CAPITAL RESOURCES


     As of September 30, 1995 current assets exceeded current liabilities by $1,305,000 compared to $813,000 for the same period ended September 30, 1994. Most of this change was a net decrease in current liabilities of $396,000.

     Delta Industries, Inc. made no payments for the company during the nine month period compared to $47,000 paid (mostly legal, audit, and insurance expense) for the same period in 1994.

     Farm Fish, Inc. had an available line of credit of $600,000 with a local bank of September 30, 1995, compared to $450,000 available as of September 30, 1994. In addition to this line of credit and internally generated funds, the company would rely on Delta Industries, Inc. to supply additional working capital if needed. The company re-financed its long-term debt in June 1993. Interest on this note is payable quarterly beginning September 30, 1993 with the annual principal payments of $100,000 due April 30 of each year and final payment due April 30, 1999.

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



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no stockholders' meeting held during quarter ended September 30, 1995.


ITEM 6 - EXHIBIT AND REPORT ON FORM 8-K

          Exhibit 27 - Financial Data Schedule

          There was no report on Form 8-K for the quarter ended
          September 30, 1995.


                              SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     FARM FISH, INC.
                                                     ---------------
                                                      (Registrant)




November 9, 1995
----------------                             -----------------------
     Date                                    C. E. Horne, Secretary
                                             and Chief Financial Officer