Form 10KSB
period 1995-12-31
FARM FISH INC
filed 1996-03-26
CIK 34551

Securities and Exchange Commission
                            Washington D.C. 20549

                                 Form 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995    Commission file number 0-7320


FARM FISH, INC.       (Name of small business issuer in its charter)


MISSISSIPPI                                    64-0474591
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)


Post Office Box 23109                          39225-3109
Jackson, MS                                      Zip-Code
(Address of principal executive offices)

Registrant's telephone number, including area code   (601) 354-3801

Securities Registered under Section 12(g) of the Exchange Act:


                    No-Par Common Stock (Title of Class)


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]                                   No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the year ended December 31, 1995 were $3,847,173.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 1996 Indeterminate. *

(2,688,605 shares issued and outstanding as of March 15, 1996)

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be mailed to the shareholders of Registrant in connection with the Annual Meeting of Shareholders to be held on May 22, 1996 are incorporated by reference into Part III of this Form 10-KSB.

__________________________

  * For purposes of the response to this item only, Delta Industries, Inc. and all directors of the Registrant have been deemed affiliates of the Registrant.

  * The Registrant has been advised by two broker sources who have heretofore traded in the stock of the Registrant that there is insufficient basis for establishing a market value.



                               FARM FISH, INC.

                                FORM 10-KSB

                             Table of Contents




      Item                                                    Page(s)

                                  Part I


1.  Description of Business                                    5-6

2.  Description of Property                                    7

3.  Legal Proceedings                                          7

4.  Submission of Matters to                                   7
    a Vote of Security Holders


                                  Part II


5.  Market for Registrant's                                    8
    Common Stock and Related
    Stockholder Matters

6.  Management's Discussion and                                9-10
    Analysis of Financial Condition
    and Results of Operations

7.  Financial Statements                                       11-21

8.  Changes In and Disagreements with                          7
    Accountants on Accounting and
    Financial Disclosure


                                  Part III


9.  Directors, Executive Officers,                   Incorporated by Reference
    Promoters and Control Persons; Compliance           Pursuant to General
    With Section 16(a) of the Exchange Act                 Instruction E

10. Executive Compensation                           Incorporated by Reference
                                                        Pursuant to General
                                                           Instruction E

11. Security Ownership of                            Incorporated by Reference
    Certain Beneficial                                  Pursuant to General
    Owners and Management                                  Instruction E

12. Certain Relationships                            Incorporated by Reference
    and Related Transactions                            Pursuant to General
                                                           Instruction E

13. Exhibits and Reports on Form 8-K                           22


                       The Officers of Farm Fish, Inc.



    Name                                                 Office

Leland R. Speed                             Chairman of the Board of Directors

Thomas R. Slough, Jr.                       President

David Robison                               Vice-President

Charles E. Horne                            Secretary-Treasurer


All officers are elected by the Board of Directors. The term of office is not fixed.


                       Members of the Board of Directors



    Name                                   Principal Occupation

W. D. Mounger                  President of Delta Royalty Company, Inc.,
                               (engaged generally in the oil and gas business)

T. L. Reed, III                Owner of Silver Creek Plantation (engaged
                               in agri-business operations)

Thomas R. Slough, Jr.          Vice-Chairman of Delta Industries, Inc.
                               (engaged in marketing ready-mix concrete)

Leland R. Speed                 Engaged as an officer and/or director in
                                various corporations, including EastGroup
                                Properties and The Parkway Company, which are engaged in various commercial activities including general financial matters and real estate development

The term of office for all directors will expire at the Annual Meeting scheduled for May 22, 1996.

                           Description of Business

General

Farm Fish, Inc. engages in the hatching and growing of catfish (generally referred to as "producing" catfish). The principal executive offices of Farm Fish are located at 100 W. Woodrow Wilson Drive, Jackson, Mississippi 39213, and its telephone number is (601) 354-3801.

                             The Catfish Industry

The catfish farming industry has grown rapidly since its inception in the late 1960's. In 1969, approximately 3.2 million pounds of catfish were sold to processing plants at an average price of approximately $0.37 per pound. In 1995, the number of pounds sold to catfish processors had increased to approximately 447 million pounds, at average prices of approximately $0.78 per pound to $0.79 per pound during the year.

Catfish farming is conducted primarily in Alabama, Arkansas, Louisiana and Mississippi, with Mississippi dominating the industry.

                           Farm Fish's Operations

Farm Fish's primary production assets are brood ponds, a hatchery, fingerling ponds and production ponds. The life cycle of a farm-raised catfish begins in a brood pond, where the eggs ("spawn") are laid and fertilized. The spawn is then retrieved and taken to the hatchery, where it is placed in water-filled troughs which are continuously monitored to ensure the water is aerated and kept at the proper temperature. The hatchery operates for approximately two months each year, usually from mid-May to mid-July.

The newly hatched catfish, called "fry", are kept in the hatchery briefly and are then transported to a fingerling pond where they remain until they are one to two inches in length, at this stage the catfish are referred to as "fingerlings". Some of the fingerlings may be sold to other catfish farmers, but typically most are kept and used to stock the farm's production ponds. The catfish are fed until they reach marketable size (usually one to one-and-a-half pounds) and harvested with seines.

The catfish are fed a commercially prepared feed consisting of soybeans, corn, wheat and fishmeal. The catfish are fed from approximately mid-March through the end of October each year. Little food is supplied to the catfish during the winter months.

Farm Fish conducts its business at its catfish farm in Humphreys County, Mississippi. The farm consists of approximately 1,750 acres of land, of which approximately 1,375 acres are devoted to mostly 20 acre ponds. The farm is a complete facility for producing "farm-raised" catfish, with brood ponds, a hatchery, fingerling ponds and production ponds.

                           Processing and Marketing

Farm Fish sold its processing operations in March 1986 and no longer engages in processing live fish or marketing processed products.

                             Significant Customers

During 1995, approximately 56% of Farm Fish's live fish production was sold to one catfish processor Delta Pride Catfish, Inc. ("Delta Pride"). Delta Pride is a cooperative. Farm Fish had the option through June 30, 1993, but not the obligation, to purchase 1,100 shares of stock in Delta Pride at a price of $600 per share. Pursuant to an agreement entered into in 1993 between the Company and Delta Pride, the option period was extended through January 1, 1995. During 1994, the Company applied retained patronage dividends of $86,400 to the purchase of 144 shares of Delta Pride stock. Options on the remaining 956 shares expired unused.

                                 Competition

There are a substantial number of independent catfish producers in the general market area. Of these, Farm Fish is one of the larger producers of live fish. Competition among catfish farmers who produce live fish for sale to catfish processors is based primarily on price. Production techniques are becoming more sophisticated as the industry matures, and farmers who take advantage of the emerging technology in areas such as the maintenance of high water quality may develop a competitive advantage in terms of cost efficiency.

                               Farm Fish Personnel

On December 31, 1995, Farm Fish employed approximately 22 employees, all of whom were engaged in duties related to its catfish farming operations.

                                Industry Segments

Since the sale of its processing operations in 1986, Farm Fish has operated in only one industry segment, ("catfish production").

                             Description of Property

Farm Fish owns nearly 1,750 acres of farmland in Humphreys County, Mississippi, near the town of Louise. Most of this land is devoted to the ponds, to the banks and levees, which surround and separate the ponds, and to various service and storage areas. Farm Fish, Inc. has long-term borrowing financed with a bank totaling $670,000 at December 31, 1995, secured by substantially all of Farm Fish's assets and the guaranty of Delta Industries, Inc. ("Delta Industries"). See Note 4 to the Consolidated Financial Statements.

                                 Inventory

Farm Fish owns a substantial inventory of harvestable and growing fingerlings, and during the spring of the year owns a substantial inventory of spawn and fry. These catfish are located at the hatchery and in the fingerling and production ponds on the catfish farm in Humphreys County, Mississippi. The book value of the live fish inventory as of December 31, 1995 was $3,694,843.

                                 Brood Fish

Farm Fish also owns "brood" fish which are located in the brood fish ponds on the catfish farm in Humphreys County, Mississippi. The book value of the brood fish as of December 31, 1995 was $44,987.

                              Legal Proceedings

As of March 15, 1996, there were no material legal proceedings pending or threatened against Farm Fish, Inc.

             Submission of Matters to a Vote of Security Holders

  None.

                Changes In and Disagreements with Accountants
                   on Accounting and Financial Disclosure

  None.

                  Market for Registrant's Common Stock and
                      Related Stockholder Matters

The authorized capital stock of Farm Fish consists of 5,000,000 shares of common stock. The 2,688,605 issued and outstanding shares of Farm Fish's stock are held of record by approximately 1,866 stockholders. Although Farm Fish common stock is registered under the Securities Exchange Act of 1934, there is no readily ascertainable market value for the stock, since the stock is not traded on any exchange, is traded infrequently over the counter, and is not quoted in any newspaper. The stock is listed in the "pink sheets" under the symbol "FFIH". Farm Fish has been advised by broker sources who have heretofore traded in the stock of Farm Fish that there is insufficient basis for establishing a market value.

Holders of Farm Fish common stock have one vote for each share held and are entitled to accumulate their votes for the election of directors. Shares of common stock are not subject to redemption and the holders of such shares do not have preemptive rights. Holders of shares of common stock are entitled to share ratably in the assets of Farm Fish legally available for distribution to holders of common stock in the event of the liquidation, dissolution or winding up of Farm Fish. The holders of common stock are equally entitled to dividends when, as and if declared by the Board of Directors.

                                 Dividends

No cash dividend has been paid to Farm Fish since May 1, 1982. Any payment of dividends in the future will depend upon Farm Fish's growth, profitability, available cash, financial condition and other factors that the Board of Directors deems relevant.


              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


               Comparison of 1995 to 1994 Results of Operations

Net sales increased by $380,618 or 11% over 1994. The increase resulted from a 3.7% increase in the average selling price of catfish, and a 298,880 or 7% increase in pounds of catfish sold.

Cost of product sold increased $499,807 or 22% as the result of an increase in the average cost per pound of product sold from $.55 in 1994 to $.61 in 1995, and the 298,880 increase in pounds of catfish sold. The increase in the average cost per pound sold is due to increased fingerling sales as a percentage of total sales in 1995 which are at a higher cost per pound and due to an increase in mortality in 1995.

Selling, general, and administrative expenses decreased $13,653 or 10% from 1994. The decrease was principally due to a decrease in certain professional fees.

Interest expense decreased $40,880 or 35.7% due to a decrease in average borrowings.

The effective income tax rate was 36.7% in 1995 compared to 37.7% in 1994.

As the result of the above, net income decreased by $79,309 to $483,124 in 1995.

                       Seasonality of Operating Results

In prior years, the revenues of Farm Fish have been seasonal and cyclical. Prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. However, in 1994 prices continued to rise during the year, and in 1995 prices were consistent throughout the year.

                        Liquidity and Capital Resources

In June 1993, Farm Fish refinanced its outstanding debt with long-term borrowings and a line of credit from a bank. The principal balance with respect to the long-term debt was $670,000 at December 31, 1995. The Company had $600,000 available under the line of credit at December 31, 1995 . The long-term borrowings and borrowings under the line of credit bear interest at prime plus 1.5% and prime plus 1%, respectively, and are collateralized by substantially all the assets of Farm Fish and the guaranty of Delta Industries, Inc. ("Delta Industries").

Notwithstanding Farm Fish's improved financial position, additional borrowings may be necessary to meet cash flow needs during the 1996 feeding season. Although there is no binding commitment from Delta Industries, Farm Fish expects Delta Industries to continue its prior policy with respect to assisting Farm Fish in financing its operations, in light of Delta Industries' ownership of eighty percent (80%) of Farm Fish stock. Delta Industries also has represented that it plans to seek repayment of the $2,115,389 owed to it by Farm Fish as of December 31, 1995 only as cash becomes available from operations.

During 1995, Farm Fish used net cash provided by operating activities of $853,373 and available cash principally to purchase $149,592 of property, buildings and equipment, to reduce borrowings under the line of credit and long-term borrowing by $350,729, and to reduce the payable to shareholder by $434,916.

At year-end 1994, Farm Fish's ratio of current assets to current liabilities was 1.30 to 1 and its ratio of stockholders' equity to total liabilities was
 .78 to 1. At year-end 1995, Farm Fish's ratio of current assets to current liabilities was 1.69 to 1 and its ratio of stockholders' equity to total liabilities was 1.15 to 1.

                                   Inflation

Farm Fish's operations are sensitive to changes in the cost of feed and the market price of live fish. As with other agricultural enterprises, these prices are responsive to the wide range of conditions generally affecting crop prices and food prices, and are not within Farm Fish's control.

                                FARM FISH, INC.

                       CONSOLIDATED FINANICAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1995 AND 1994



                                  Contents


Report of Independent Auditors                             12


Audited Consolidated Financial Statements

Consolidated Balance Sheets                                13
Consolidated Statements of Income                          14
Consolidated Statements of Shareholders' Equity            15
Consolidated Statements of Cash Flows                      16
Notes to Consolidated Financial Statements                 17






                       Report of Independent Auditors

The Board of Directors and Shareholders
Farm Fish, Inc.

We have audited the accompanying consolidated balance sheets of Farm Fish, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farm Fish, Inc. and subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                          Ernst & Young LLP
                                          Jackson, MS


February 9, 1996



                              FARM FISH, INC.

                         CONSOLIDATED BALANCE SHEETS



                                                           December 31
                                                       1995           1994


Assets
  Current Assets:
    Cash                                           $   22,231      $   96,864
    Accounts receivable                               202,873         165,830
    Advances to employees                               7,626          12,034
    Inventories, principally live fish (Note 4)     3,721,339       3,688,944
  Total current assets                              3,954,069       3,963,672


Property, buildings and equipment (Note 4):
  Land                                                716,839         716,839
  Ponds and improvements                            1,982,895       1,963,621
  Brood fish                                           44,987          44,987
  Buildings                                           316,040         298,738
  Machinery and equipment                           1,897,539       1,793,536

                                                    4,958,300       4,817,721

Accumulated depreciation                            2,779,909       2,548,262

                                                    2,178,391       2,269,459

Other assets:

  Investments in cooperatives (Notes 3 and 4)         375,723         586,424
  Other noncurrent assets                               1,632           3,441

                                                      377,355         589,865

Total assets                                       $6,509,815      $6,822,996



Liabilities and shareholders' equity
  Current liabilities:
    Note payable (Note 4)                          $         0     $  250,729
    Accounts payable                                    10,801         25,248
    Accrued expenses                                   112,368        117,581
    Payable to shareholder (Note 2)                  2,115,389      2,550,305
    Current maturities of long-term debt               100,000        100,000
  Total current liabilities                          2,338,558      3,043,863

Long-term debt, less current maturities (Note 4)       570,000        670,000

Deferred income taxes (Note 5)                         123,000        114,000

Shareholders' equity (Note 2):
Common stock, no par value:

Authorized shares   5,000,000
Issued and outstanding shares   2,688,605            4,424,336      4,424,336

Additional paid-in capital                             475,776        475,776

Retained earnings (deficit)                         (1,421,855)    (1,904,979)

Total shareholders' equity                           3,478,257      2,995,133

Total liabilities and shareholders' equity          $6,509,815     $6,822,996



See accompanying notes.


                               FARM FISH, INC.

                       CONSOLIDATED STATEMENT ON INCOME



                                                      Year ended December 31
                                                       1995             1994


Net sales (Note 3)                                  $3,847,173     $3,466,555

Cost and expenses:
  Cost of products sold                              2,786,361      2,286,554
  Selling, general and administrative                  119,673        133,326
  Interest                                              73,589        114,477
  Other (Note 3)                                       103,803         28,720

                                                     3,083,426      2,563,077

Income before income taxes                             763,747        903,478

Income taxes (Note 5)                                  280,623        341,045

Net income                                          $  483,124     $  562,433

Net income per share                                $      .18      $     .21

Weight average shares outstanding                    2,688,605      2,688,605


See accompanying notes.


                               FARM FISH, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                     Additional   Retained          Total
                           Common     Paid-in     Earnings       Shareholders'
                           Stock      Capital     (Deficit)         Equity

Balance at December 31, 1993
                        $4,424,336    $475,776    $(2,467,412)    $2,432,700
Net income for 1994
                                 0           0        562,433        562,433
Balance at December 31, 1994
                         4,424,336     475,776     (1,904,979)     2,995,133
Net income for 1995
                                 0           0        483,124        483,124
Balance at December 31, 1995
                        $4,424,336    $475,776    $(1,421,855)    $3,478,257


See accompanying notes.



                               FARM FISH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      Year ended December 31
                                                      1995              1994

Operating activities
  Net income                                        $  483,124     $  562,433
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                     234,043        222,589
      Gain on sale of equipment                           (614)        (5,643)
      Deferred income taxes                              9,000          5,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable and advances
      to employees                                     (32,635)       (55,032)
    Increase in inventories                            (32,395)      (447,955)
    Net decrease in investments in cooperatives        210,701        194,673
    Decrease in other assets                             1,809            624
    Increase (decrease) in trade accounts payable and
      accrued expenses                                 (19,660)         3,118

Net cash provided by operating activities              853,373        479,807

Investing activities
  Purchases of property, buildings and equipment      (149,592)      (192,519)
  Proceeds from sale of equipment                        7,231          7,000
  Purchases of stock in cooperatives                         0       (466,125)
Net cash used in investing activities                 (142,361)      (651,644)

Financing activities
  Proceeds from borrowings                                    0       450,000
  Principal payments on borrowings                     (350,729)     (699,271)
Net change in payable to shareholder                   (434,916)      435,299
Net cash provided by (used in) financing activities    (785,645)      186,028
Increase (decrease) in cash                             (74,633)       14,191
Cash at beginning of year                                96,864        82,673
Cash at end of year                                  $   22,231    $   96,864


See accompanying notes.



                               FARM FISH, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                             DECEMBER 31, 1995


1.  Accounting Policies

Business

Farm Fish, Inc. ("the Company") is engaged in catfish farming on approximately 1,375 water acres within the State of Mississippi. Catfish farming is conducted in a few southern states, principally Mississippi, Louisiana, Alabama and Arkansas. The Company's sales are to a limited number
of processors.   In 1995, three processors represented 56%, 22%, and 13% of the Company's net sales. In 1994, three processors represented 40%, 24% and 16% of the Company's net sales. Delta Pride Catfish, Inc. ("Delta Pride") is the Company's most significant customer. The Company's significant customers are located within the state of Mississippi. Processed catfish are sold principally to retail grocery stores, food brokers and restaurants.


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DAT, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of average cost or market. Live fish inventories generally require a growing period of one to one and one-half years from the time the fingerlings are hatched until they reach a weight that fish are typically harvested. Because the Company's production cycle for fish generally exceeds one year, management anticipates certain live fish inventories on hand at December 31, 1995 may not be sold in 1996. Live fish inventories are classified as a current asset in the accompanying balance sheets which is consistent with the industry practice.

The quantities of live fish inventories are determined based upon estimated growth from feed fed to each pond and are reduced for the actual quantities sold and estimated mortality. Each pond is closed periodically and the estimated pounds are adjusted to the actual harvest. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures which could result in high mortality. Management continually monitors each pond and takes appropriate actions to minimize the risk of loss from mortality.
Given the nature of the live fish inventories, it is reasonably possible that the Company's actual live fish mortality will vary significantly from estimates. The Company changed its estimate of fish grow-out in 1995 resulting in a $269,000 increase in cost of products sold and a $170,000 decrease in net income or $.06 per share during the year ended December 31, 1995.

Property, Buildings and Equipment

Property, buildings, and equipment are stated at cost. Depreciation is provided by the straight-line method over the assets' estimated useful lives.

Income Taxes

Income taxes have been provided using the liability method in accordance with FASB No. 109, "Accounting for Income Taxes".

Net Income Per Share

Net income per share is based on the average number of shares of common stock outstanding during each year. There are no common stock equivalents.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets the Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for
long-lived assets that are expected to be disposed of.   The Company will
adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

2.  Shareholders' Equity and Related Party Transactions

In September 1984, the Company issued in a private offering 1,903,104 shares of common stock to Delta Industries, Inc. ("Delta") at $1.25 per share. In consideration for the stock issued, Delta canceled $2,378,880 of notes and other amounts receivable from the Company. As a result of this transaction, the Company became an 80% owned subsidiary of Delta.

At December 31, 1995 and 1994, the Company had non-interest bearing advances payable to Delta totaling $2,115,389 and $2,550,305, respectively. Delta has not charged the Company any allocation of Delta's corporate expenses.

3.  Investment in Cooperatives

Delta Pride is a cooperative in which the Company had an option to purchase 1,100 shares of stock at a price of $600 per share through June 1993. Pursuant to an agreement entered into in 1993 between the Company and Delta Pride, the option period was extended through January 1, 1995. During 1994, the Company applied retained patronage dividends of $86,400 to the purchases of 144 shares of Delta Pride stock. Options on the remaining 956 shares expired unused. The Company owned 1,424 shares of Delta Pride stock at December 31, 1995 and 1994.

In 1995 and 1994, the Company recorded $188,009 and $139,051, respectively, of operating losses from Delta Pride which are included in other cost and expenses in the accompanying consolidated statements of income.

4.  Notes Payable and Long-Term Debt

Long-term debt consists of a note payable to a bank, due in annual installments of $100,000 plus quarterly payments of interest at prime plus 1.5% (8.42% at December 31, 1995), maturing in 1999.

Maturities of long-term debt are as follows:


   1996                                     $100,000
   1997                                      100,000
   1998                                      100,000
   1999                                      370,000

                                            $670,000


Note payable at December 31, 1994 consisted of borrowings under a line of credit with interest of prime plus 1% (9.5% at December 31, 1994). The Company had $600,000 available to borrow under the line at December 31, 1995.

Substantially all property, buildings and equipment, inventories and investments in cooperatives is pledged as collateral to the note payable and long-term debt.

Interest paid by the Company totaled $74,167 and $103,518 in 1995 and 1994, respectively.

5.  Income Taxes

The Company and its subsidiary are included in Delta's consolidated federal and state income tax returns. The Company's income tax expense for financial reporting purposes is determined on a separate company basis. The Company's income taxes paid to Delta totaled $607,668 in 1995. There were no payments in 1994.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:


                                                           December 31
                                                     1995               1994

   Deferred tax liabilities   Property,
    buildings and equipment                         $  129,000     $  119,000
   Deferred tax assets   Other                          (6,000)        (5,000)
   Net deferred tax liabilities                     $  123,000     $  114,000


Income tax expense consists of the following:

                                                     Year ended December 31
                                                     1995               1994

   Current:
      Federal                                       $  235,212     $  291,075
      State                                             36,411         44,970

                                                       271,623        336,045

   Deferred:
      Federal                                            8,000          4,600
      State                                              1,000            400

                                                         9,000          5,000
                                                    $  280,623     $  341,045


The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:



                                                    Year ended December 31
                                                   1995                 1994

   Statutory federal income tax rate                $  259,674     $  307,183
   State income taxes, net                              24,691         29,950
   Other   net                                          (3,742)         3,912

                                                    $  280,623     $  341,045


6.  Operating Leases

The Company leases five tractors under operating leases which expire in August 1999. The leases require the Company to pay maintenance, insurance, and a fee for usage in excess of specified limits in addition to the minimum annual rentals. Annual rentals applicable to the leases are $18,259 through August 1999. Rent expense applicable to operating leases totaled $31,080 in 1995 and $0 in 1994.

                       Exhibits and Reports on Form 8-K


(a)    Exhibits Required by Item 601 of Regulation S-B:

3(a)   Articles of Incorporation               Incorporated by reference from
                                               Form 10-K for year ending
                                               April 30, 1981

3(b)   Bylaws                                  Incorporated by reference from
                                               Form 10-K for year ending
                                               April 30, 1981

3(c)   Amendment to Bylaws                     Incorporated by reference from
                                               Form 10-K for year ending
                                               December 31, 1984

3(d)   Amendment to Articles of                Incorporated by reference from
       Incorporation                           Form 10-K for year ending
                                               December 31, 1984

(10)   Material Contracts                      None

10(a)  Asset Purchase Agreement, dated         Incorporated by reference from
       February 28, 1986                       Form 10-K for year ending
                                               December 31, 1985

10(b)  Note Agreements   Loans from            Incorporated by reference from
       Deposit Guaranty National Bank,         Form 10-K for year ending
       dated June 28, 1993                     December 31, 1993

27     Financial Data Schedule                 29

(b)    Reports on Form 8-K                     None



                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FARM FISH, INC., REGISTRANT



                                          By:     /s/ Thomas R. Slough, Jr
                                                  Thomas R. Slough, Jr.,
                                                  President


DATE:  March 25, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                           By:     /s/ Thomas R. Slough, Jr.
                                                   Thomas R. Slough, Jr.,
                                                   Director


DATE:  March 25, 1996




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                                          FARM FISH, INC., REGISTRANT



                                          By:     /s/ David Robison
                                                  David Robison,
                                                  Vice President


DATE:  March 25, 1996




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                                          FARM FISH, INC., REGISTRANT



                                          By:     /s/ Charles E. Horne
                                                  Charles E. Horne,
                                                  Secretary,
                                                  Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer


DATE:  March 25, 1996




               DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                           By:     /s/ W. D. Mounger
                                                   W. D. Mounger, Director


DATE:  March 25, 1996



                           DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                          By:     /s/ Leland R. Speed
                                                  Leland R. Speed, Director


DATE:  March 25, 1996




               DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                          By:     /s/ T. L. Reed, III
                                                  T. L. Reed, III, Director


DATE:  March 25, 1996