Form 10QSB
period 1996-03-31
FARM FISH INC
filed 1996-05-10
CIK 34551

FORM 10-QSB/A


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20001


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1996             COMMISSION FILE NUMBER 07320


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


CLASS OUTSTANDING AS OF MARCH 31, 1996                   2,688,605 SHARES
Common Stock, No Par Value                               Number of Shares

                                  FARM FISH, INC.

                                      INDEX


                                                              PAGE

PART I      FINANCIAL INFORMATION

            Consolidated Condensed Balance Sheets
              March 31, 1996 and December 31, 1995              1

            Consolidated Condensed Statements of Operations
              Three Months Ended March 31, 1996 and 1995        2

            Consolidated Condensed Statements of Cash Flows
              Three Months Ended March 31, 1996 and 1995        3

            Notes to the Consolidated Condensed Financial
              Statements                                        4

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations              5,6


PART II     OTHER INFORMATION                                   7

            EXHIBIT 27                                          8

                        PART I     FINANCIAL INFORMATION

                                 FARM FISH, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                               MARCH 31,    DEC. 31,
                                                 1996         1995
                                               ---------    -------
                                              (UNAUDITED)   (*NOTE)

                                    ASSETS
CURRENT ASSETS
 Cash                                         $   97,760    $   22,231
 Accounts Receivable - Net                       445,848       202,873
 Inventories - Note 2                          3,560,842     3,721,339
 Prepaid Expenses                                  3,584         7,626
                                              ----------    ----------
 Total Current Assets                          4,108,034     3,954,069
PROPERTY, PONDS, AND EQUIPMENT - NET           2,070,175     2,178,391

OTHER ASSETS                                     735,735       377,355
                                              ----------    ----------
TOTAL ASSETS                                  $6,913,944    $6,509,815
                                              ==========    ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                             $    3,793    $   10,801
 Advances Payable to Shareholder &
    Current Maturities                         2,128,637     2,215,389
 Other Accrued Expenses and Payable              688,366       112,368
                                              ----------    ----------
 Total Current Liabilities                     2,820,796     2,338,558

LONG TERM DEBT, Less Current Maturities          370,000       570,000
DEFERRED INCOME TAXES                              4,672       123,000

STOCKHOLDERS' EQUITY
 Common Stock - without par value,
 authorized 5,000,000 shares, subscribed
 and issued 2,688,605 shares at stated
 value at March 31, 1996 and 2,688,605
 shares at December 31, 1995.                  4,424,336     4,424,336

Additional Paid-In Capital                       475,776       475,776
Retained Earnings (Deficit)                   (1,181,636)   (1,421,855)
                                              ----------    ----------
Total Stockholders' Equity                     3,718,476     3,478,257
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $6,913,944    $6,509,815
                                              ==========    ==========



*See accompanying notes to consolidated condensed financial statements.

                                 FARM FISH, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                 ------------------
                                                 1996          1995


NET SALES                                    $  952,936     $  809,511
OTHER INCOME                                     94,104        146,279
                                             ----------     ----------
                                              1,047,040        955,790

COST AND EXPENSES
   Cost of Sales                                595,450        590,266
   Selling, General, and
     Administrative Other Interest               45,775         40,297
   Interest                                      14,565         22,295
                                             ----------     ----------
   Total Cost and Expense                       655,790        652,858

INCOME BEFORE INCOME TAXES                      391,250        302,932

INCOME TAX EXPENSE                              151,031        116,497
                                             ----------     ----------
NET INCOME                                   $  240,219     $  186,435
                                             ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
  (Primary and assuming full Dilution)        2,638,605      2,638,605


NET INCOME PER SHARE                         $     0.09     $     0.07
                                             ==========     ==========

















See accompanying notes to consolidated financial statements.

                                 FARM FISH, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                 ------------------
                                                 1996          1995


NET CASH PROVIDED BY OPERATING ACTIVITIES   $  276,620      $  609,433

INVESTING ACTIVITIES
 Purchase of Equipment                          (9,754)         (1,034)
 Decrease (Increase) in Other Assets            (4,585)              0
                                            ----------      ----------
NET CASH PROVIDED (USED) IN INVESTING
  ACTIVITIES                                   (14,339)         (1,034)



FINANCING ACTIVITIES
 Proceeds from Borrowing                             0               0
 Principal Payments on Borrowing               200,000         120,000
 Advances from Shareholders                    (13,248)       (350,730)
 Payments on Shareholders Advances                   0        (341,494)
                                            -----------     ----------
NET CASH PROVIDED (USED) IN FINANCING
  ACTIVITIES                                  (186,752)       (572,224)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   75,529          36,175

Cash and Cash Equivalents at Beginning
  of Period                                     22,231          96,864
                                            ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $   97,760      $  133,039
                                            ==========      ==========
















See accompanying notes to consolidated condensed financial statements.

                                 FARM FISH, INC.

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




NOTE 1:     BASIS OF PRESENTATION


The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interium financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for year ended December 31, 1995.




NOTE 2:     INVENTORIES


The components of inventory consist of the following:

                                                MARCH 31,    DEC. 31,
                                                  1996         1995
                                               ---------    ---------

Live Fish                                     $3,531,981   $3,694,842

Feed and Supplies                                 28,861       26,497
                                              ----------   ----------
TOTAL INVENTORY                               $3,560,842   $3,721,339



NOTE 3:    INCOME TAXES



The effective income tax rate for the quarter March 31, 1996 and March 31, 1995 differ from the statutory federal income tax rate due to state income tax.

                                 FARM FISH, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earning during the periods included in the accompanying statement of income:

OPERATING INCOME

     During the three month period ended March 31, 1996, Farm Fish, Inc. made a profit before taxes of $391,250 compared to $302,932 profit for the same period in 1995. Increase in profit of $88,318 was due mainly to a 18% increase in the volume of food fish sold for the current three months compared to the same period in 1995.

     Cost of sales was 62% of sales for the current quarter compared to the 73% of sales for the first quarter of 1995. The price of live fish sold for the current quarter averaged $.79 per pound compared to $.80 per pound for the same quarter in 1995. Fingerlings sales, were $88,000 for the first quarter last year compared to no sales for current quarter this year.

     The average production cost of fish for the first quarter this year was $.50 per pound compared to $.51 average production cost per pound for the same quarter last year.

     The company had other income (dividends from feed cooperative) of $79,000 for the current quarter while other income for the first quarter of last year was $53,000.

                                 FARM FISH, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                    Continued




LIQUIDITY

     As of March 31, 1996 current assets exceeded current liabilities by $1,287,238 compared to $878,152 for the same period ended March 31, 1995. Most of the change was a net increase in current assets of $362,000.

     Delta Industries, Inc. made no payments for the company during the three month period this year or for same period in 1995.

     Farm Fish, Inc. had an available line of credit of $600,000 with a local bank as of March 31, 1996, compared to $480,000 available as of March 31, 1995. In addition to this line of credit and internally generated funds, the company would rely on Delta Industries, Inc.
     to supply additional working capital if needed. The company re-financed its long-term debt in June 1993. Interest on this note is payable quarterly beginning September 30, 1993 with the annual principal payments of $100,000 due April 30 of each year and final payment due April 30, 1999.

                        PART II    OTHER INFORMATION

                                FARM FISH, INC.



ITEM 1 - LEGAL PROCEEDINGS

     The Registrant is not aware of any pending legal proceedings, other than ordinary routine litigation incidental to the business, involving the Registrant or its subsidiary of any property or assets of the Registrant or its subsidiary.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OS SECURITY HOLDERS

     There was no stockholders' meeting held during quarter ended March 31, 1996.


ITEM 6 - EXHIBIT AND REPORT ON FORM 8-K

     Exhibit 27 - Financial Data Schedule - (Page 8 Attached)

     There was not report on Form 8-K for the quarter ended March 31, 1996.



                                 SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FARM FISH, INC.
                                            ---------------
                                              (Registrant)



May 8, 1996                                 __________________________
- -----------
   Date                                     C. E. Horne, Secretary and
                                            Chief Financial Officer