Form 10QSB
period 1996-06-30
FARM FISH INC
filed 1996-08-07
CIK 34551

FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20001

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1996                   COMMISSION FILE NUMBER 07320


                                 FARM FISH, INC.

A MISSISSIPPI CORPORATION                              E. I. NUMBER 64-0474591


                              Post Office Box 23109
                         Jackson, Mississippi 39225-3109

                         Telephone Number (601) 354-3801

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) or the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                         YES     X                    NO

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest purchased date.

CLASS OUTSTANDING AS OF JUNE 30, 1996                         2,688,605
Common Stock, No Par Value                                 Number of Shares

                                FARM FISH, INC.

                                    INDEX


                                                                  PAGE

PART I     FINANCIAL INFORMATION

           Consolidated Condensed Balance Sheets
             June 30, 1996 and December 31, 1995                     1

           Consolidated Condensed Statements of Operations
             Three Months and Six Months Ended
             June 30, 1996 and 1995                                  2

           Consolidated Condensed Statements of Cash Flows
             Six Months Ended June 30, 1996 and 1995                 3

           Notes to the Consolidated Condensed Financial
             Statements                                              4

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    5,6


PART II    OTHER INFORMATION                                         7

           EXHIBIT 27                                                8

                       PART  I     FINANCIAL INFORMATION

                                FARM FISH, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                                     JUNE 30,        DEC. 31,
                                                       1996            1995
                                                   ------------    ----------
                                                    (UNAUDITED)      (*NOTE)
                                    ASSETS
CURRENT ASSETS
   Cash                                             $   83,387     $   22,231
   Accounts Receivable - Net                           205,418        202,873
   Inventories - Note 2                              3,982,269      3,721,339
   Prepaid Expenses                                      8,553          7,626
                                                    ----------     ----------
   Total Current Assets                              4,279,627      3,954,069
PROPERTY, PONDS, AND EQUIPEMENT - NET                2,210,231      2,178,391

OTHER ASSETS                                           735,735        377,355
                                                    ----------     ----------
TOTAL ASSETS                                        $7,225,593     $6,509,815
                                                    ==========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable                                 $   33,661     $   10,801
   Advances Payable to Shareholder &
      Current Maturities                             2,138,573      2,215,389
   Other Accrued Expenses and Payable                  693,539        112,368
                                                    ----------     ----------
   Total Current Liabilities                         2,865,773      2,338,558

LONG TERM DEBT, Less Current Maturities                370,000        570,000
DEFERRED INCOME TAXES                                  123,000        123,000

STOCKHOLDERS' EQUITY
   Common Stock - without par value,
   authorized 5,000,000 shares, subscribed
   and issued 2,688,605 shares at stated
   value at June 30, 1996 and 2,688,605
   shares at December 31, 1995.                      4,424,336      4,424,336

Additional Paid-In Capital                             475,776        475,776
Retained Earnings (Deficit)                         (1,033,292)    (1,421,855)
                                                    ----------     ----------
Total Stockholders' Equity                           3,866,820      3,478,257
TOTAL LIABILITIES AND STOCKHOLERS' EQUITY           $7,225,593     $6,509,815
                                                    ==========     ==========

*See accompanying notes to consolidated condensed financial statements

                               FARM FISH, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
         FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30            JUNE 30
                                          ----------------------------------
                                   1996      1995             1996      1995

NET SALES                   $  885,937   $  932,601   $1,838,873   $1,742,112
OTHER INCOME                    19,770      248,542      113,874      394,821
                            ----------   ----------   ----------   ----------
                               905,707    1,181,143    1,952,747    2,136,933
COST AND EXPENSES
   Cost of Sales               610,174      743,219    1,205,624    1,333,485
   Selling, General, and
    Administrative Expense
    Other Than Interest         47,604       38,632       93,379       78,929
   Interest                      8,663       23,558       23,228       45,853
                            ----------   ----------   ----------   ----------
Total Cost and Expenses        666,441      805,409    1,322,231    1,458,267
                            ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES     239,266      375,734      630,516      678,666

INCOME TAX EXPENSE              90,921      141,367      241,952      257,864
                            ----------   ----------   ----------   ----------
NET INCOME                  $  148,345   $  234,367   $  388,564   $  420,802
                            ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  (Primary and assuming
     full Dilution)          2,688,605    2,688,605    2,688,605    2,688,605
                            ----------   ----------   ----------   ----------
NET INCOME PER SHARE        $     0.06   $     0.09   $     0.14   $     0.16
                            ==========   ==========   ==========   ==========














See accompanying notes to consolidated condensed financial statements

                                 FARM FISH, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                   -------------------------
                                                      1996           1995
NET CASH PROVIDED BY OPERATING ACTIVITIES          $  369,812     $  627,862

INVESTING ACTIVITIES
 Purchase of Equipment                                (31,840)       (49,443)
 Decrease (Increase) in Other Assets                        0              0
                                                   ----------     ----------
NET CASH PROVIDED (USED) IN INVESTING
 ACTIVITIES                                           (31,840)       (49,443)



FINANCING ACTIVITIES
 Proceeds from Borrowing                                    0        190,000
 Principal Payments on Borrowing                     (300,000)      (350,730)
 Advances from Shareholders                            23,184              0
 Payments on Shareholders Advances                          0       (400,824)
                                                   ----------     -----------
NET CASH PROVIDED (USED) IN FINANCING
  ACTIVITIES                                         (276,816)      (561,554)

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           61,156         16,865

Cash and Cash Equivalents at Beginning of Period       22,231         96,864
                                                   ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   83,387     $  113,729
                                                   ==========     ==========











See accompanying notes to consolidated condensed financial statements.

                               FARM FISH, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1:          BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interium financial information and with the instruction to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for year ended December 31, 1995.



NOTE 2:          INVENTORIES

The components of inventory consist of the following:


                                             JUNE 30,             DEC. 31,
                                               1996                 1995
                                           ------------         ------------

Live Fish                                   $3,955,104           $3,694,842

Feed and Supplies                               27,165               26,497
                                           -------------        -------------
TOTAL INVENTORY                             $3,982,269           $3,721,339



NOTE 3:          INCOME TAXES

The effective income tax rate for the quarter ended June 30, 1996 and June 30, 1995 differ from the statutory federal income tax rate due to state income tax rate.

                                FARM FISH, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying statement of income:

OPERATING INCOME

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

   During the six months period ended June 30, 1996, Farm Fish, Inc. made a profit (before tax) of $630,516 compared to $678,666 for the same period in 1995. Net sales were up $97,000 or 5.6% for the current six months compared to the first six months of last year. The decrease in net profit of $48,000 for the current period is attributable to a significant increase in feed prices and lower other income.

   Cost of sales was 62% of total income for the current six months compared to 62% for the same period last year. Included in cost of sales for 1995 was $201,000 for fingerlings sold. These sales of $327,200 were included in "Other Income".

   Selling, general administrative, and interest expenses were 6.3% of sales this period compared to 7.2% of sales for the same six months of 1995. Other income was down $281,000 this period from last year.



THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

   Net profit (before tax) for the current quarter was $239,266 compared to $375,734 for the second quarter of 1995. A decrease in current quarter sales of $47,000 and $.01 decrease in net selling price per pound of food fish over the same quarter in 1995 accounted for about one-half of the decrease.

   Cost of sales was 67% total income for the second quarter of 1996 compared to 63% for the same quarter of last year. Selling, general administrative, and interest expenses were 6% of net sales this period compared to 7% for the same three months of 1995.

                               FARM FISH, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               - continued -



LIQUIDITY

      As of June 30, 1996 current assets exceeded current liabilities by $1,413,854 compared to $1,025,494 for the same period ended June 30, 1995. Most of the change was a net increase in current assets of $421,000.

      Delta Industries, Inc. made no payments for the company during the six month period this year or for the same period in 1995.

      Farm Fish, Inc. Had an available line of credit of $600,000 with a local bank as of June 30, 1996, compared to $410,000 available as of June 30, 1995. In addition to this line of credit and internally generated funds, the company would rely on Delta Industries, Inc.
      to supply additional working capital if needed. The company refinanced its long-term debt in June 1993. Interest on this note is payable quarterly beginning September 30, 1993 with the annual principal payments of $100,000 due April 30 of each year and final payment due April 30, 1999.

                         PART  II      OTHER INFORMATION

                                FARM FISH, INC.




ITEM 1 - LEGAL PROCEEDINGS

     The Registrant is not aware of any pending legal proceedings, other than ordinary routine litigation incidental to the business, involving the Registrant or its subsidiary of any property or assets of the Registrant of its subsidiary.



ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Stockholders' for Farm Fish, Inc., was held May 22, 1996, with the election of T. L. Reed III, Thomas R. Slough, Jr., Leland R. Speed, and W. D. Mounger as directors. The annual report for 1995 and all actions of the officer and directors of the corporation were adopted and approved.


ITEM 6 - EXHIBIT AND REPORT ON FORM 8-K

     Exhibit 27 - Financial Data Schedule - (Page 8 Attached)

     There were no report on Form 8-K for the quarter ended June 30, 1996.



                                 SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       FARM FISH, INC.
                                                ----------------------------
                                                        (Registrant)




August 8, 1996                                  ----------------------------
     Date                                          C. E. Horne, Secretary
                                                 and Chief Financial Officer