Form 10QSB
period 1996-09-30
FARM FISH INC
filed 1996-11-13
CIK 34551

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.   20001

                      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1996              COMMISSION FILE NUMBER 07320

                                  FARM FISH, INC.
A MISSISSIPPI CORPORATION                              E. I. NUMBER 64-0474591

                               Post Office Box 23109
                         Jackson, Mississippi   39225-3109

                          Telephone Number (601) 354-3801

Check whether the insurer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                          YES   X                      NO

State the number of shares outstanding of each of the insurers classes of common equity, as of the latest purchased date.

CLASS OUTSTANDING AS OF SEPTEMBER 30, 1996
Common Stock, No Par Value                                   2,688,605 Shares

























                                  FARM FISH, INC.

                                     INDEX


                                                                       PAGE
PART I             FINANCIAL INFORMATION

                   Consolidated Condensed Balance Sheets
                      September 30, 1996 and December 31, 1995           1

                   Consolidated Condensed Statements of Operations
                      Three Months and Nine Months Ended
                      September 30, 1996 and 1995                        2

                   Consolidated Condensed Statements of Cash Flows
                      Nine Months Ended September 30, 1996 and 1995      3

                   Notes to Consolidated Condensed
                      Financial Statements                               4

                   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               5,6

PART II            OTHER INFORMATION                                     7

                   EXHIBIT 27                                            8

                       PART I             FINANCIAL INFORMATION

                                  FARM FISH, INC.

                       CONSOLIDATED CONDENSED BALANCE SHEETS
                SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                                 SEPTEMBER 30,    DEC. 31,
                                                      1996          1995
                                                 _____________ _____________
                                                  (UNAUDITED)     (*NOTE)

                                     ASSETS
CURRENT ASSETS
   Cash                                             $    28,790       22,231
   Accounts Receivable                                  177,950      202,873
   Inventories - Note 2                               4,788,324    3,721,339
   Prepaid Expenses                                       7,523        7,626
                                                     ----------   ----------
   Total Current Assets                               5,002,587    3,954,069
PROPERTY, PONDS, AND EQUIPMENT - NET                  2,160,742    2,178,391

OTHER ASSETS                                            255,543      377,355
                                                     ----------   ----------
TOTAL ASSETS                                         $7,418,872   $6,509,815
                                                     ==========   ==========

                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts Payable                                  $   90,215   $   10,801
   Advances Payable to Shareholder &
     Current Maturities                               2,623,509    2,215,389
   Other Accrued Expenses and Payable                   258,344      112,368
                                                     ----------    ---------
   Total Current Liabilities                          2,972,068    2,338,558

LONG TERM DEBT, Less Current Maturities                 374,672      570,000
DEFERRED INCOME TAXES                                   123,000      123,000

STOCKHOLDER'S EQUITY
   Common Stock - without par value, authorized
   5,000,000 shares, subscribed and issued
   2,688,605 shares at stated value at September
   30, 1996 and 2,688,605 shares at December
   31, 1995                                           4,424,336    4,424,336

Additional Paid-In Capital                              475,776      475,776
Retained Earnings (Deficit)                            (950,980)  (1,421,855)
                                                     ----------   ----------
Total Stockholder's Equity                            3,949,132    3,478,257
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $7,418,872   $6,509,815
                                                     ==========   ==========

*See accompanying notes to consolidated condensed financial statements.

                                  FARM FISH, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                    (UNAUDITED)
         FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                    SEPTEMBER 30                SEPTEMBER 30
                          ----------------------      -----------------------
                          1996           1995           1996         1995

NET SALES                  $  678,265   $1,284,580   $2,517,138   $3,026,692
OTHER INCOME                   15,155       18,444      129,029      413,265
                           ----------   ----------   ----------   ----------
                              693,420    1,303,024    2,646,167    3,439,957

COST AND EXPENSES
   Cost of Sales              506,949      900,002    1,712,573    2,233,487
   Selling, General,
      & Other Than Interest    45,154       43,772      138,533      122,701
   Interest                    14,848       20,016       38,076       65,869
                           ----------   ----------   ----------   ----------
   Total Cost and Expenses    566,951      963,790    1,889,182    2,422,057

INCOME BEFORE INCOME TAXES    126,469      339,234      756,985    1,017,900

INCOME TAX EXPENSE             45,703      122,787      287,655      380,651
                           ----------   ----------   ----------   ----------
NET INCOME                 $   80,766   $  216,447   $  469,330   $  637,249
                           ==========   ==========   ==========   ==========


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
 (Primary & assuming
    full Dilution)          2,688,605    2,688,605    2,688,605    2,688,605
                           ----------   ----------   ----------   ----------

NET INCOME PER SHARE       $     0.03   $     0.08   $     0.17   $     0.24
                           ----------   ----------   ----------   ----------






See accompanying notes to consolidated condensed financial statements

                                  FARM FISH, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                    (UNAUDITED)
                 FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.


                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                        _________________
                                                        1996         1995


NET CASH PROVIDED BY OPERATING ACTIVITIES           $   (1,559)   $  915,842

INVESTING ACTIVITIES
   Purchase of Equipment                              (200,002)      (98,266)
   Decrease (Increase) in Other Assets                  33,120      (132,012)
                                                    ----------    ----------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES      (166,882)     (230,278)



FINANCING ACTIVITIES
   Proceeds from Borrowing                             475,000       190,000
   Principal Payments on Borrowing                    (300,000)     (540,730)
   Advances from Shareholders                                0      (334,718)
   Payments on Shareholders Advances                         0             0
                                                    ----------    ----------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES       175,000      (685,448)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         6,559           116

Cash and Cash Equivalents at Beginning of Period        22,231        96,864
                                                    ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   28,790    $   96,890
                                                    ==========    ==========







See accompanying notes to consolidated condensed financial statements

                                  FARM FISH, INC.

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




NOTE 1:          BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for From 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for year ended December 31, 1995.

NOTE 2:          INVENTORIES

The components of inventory consist of the following:

                                                    SEPTEMBER 30,  DEC. 31,
                                                        1996         1995
                                                     __________   __________

Live Fish                                            $4,752,098   $3,714,867

Feed and Supplies                                        36,226       33,859
                                                     ----------   ----------
TOTAL INVENTORY                                      $4,288,324   $3,748,726


NOTE 3:          INCOME TAXES

The effective income tax rate for the quarter ended September 30, 1996 and September 30, 1995 differ from the statutory federal income tax rate due to state income tax.

                                  FARM FISH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying statements of income.

OPERATING INCOME

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     During the nine month period ended September 30, 1996, Farm Fish, Inc. made a profit (before tax) of $757,000 compared to $1,018,000 profit for the same period in 1995. Net sales were down $510,000 or 17% compared to the nine month period ended September 30, 1995. Other income was down $284,000 compared to the same period last year. A decrease in fingerling sales of $312,000 and an increase of $28,000 in patronage dividend accounted for the net decrease in other income. This excess fingerling hatch over farm production needs from 1994 was sold in the spring of 1995. In 1996 only comparable few were sold.

     The average selling price of food fish was unchanged from 1995 to 1996 but the current nine month unit price was $.03 per pound less due to a processing plant charge back of $104,000 over same period last year.

     Cost of sales was 68.0% of net food fish sales for the current nine month period compared to 73.8% cost of sales of the same "product" for the comparative period in 1995. Production cost have been steady for both periods, but current interest expense was down $27,800 or 42.2% because of a lower rate of interest on notes payable with creditor and a lower average outstanding loan balance.


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Farm Fish, Inc. had a net profit (before tax) of $126,000 for the third quarter of 1996 compared to a net profit of $339,000 for the same quarter of 1995. Net food fish sales for the three months ended September 30, 1996 was $678,000 compared to $1,285,000 for the same three months of 1995. Profit was down due to lower demand from processors with current quarter sales down $607,000 of 47.2% from the same period last year.

     The average selling price of food fish for the current period was unchanged compared to selling price for third quarter of 1995. Processing plant loss "charge back" to stockholders for the current quarter was $.09 per pound or $94,000 compared to no "charges" for the same period last year.

     Cost of sales was 74.7% of net food fish for the current period ended September 30, 1996 compared to 70.1% cost of sales for the three month period of 1995. Reduced sales volume accounted for most of this increase in cost of sales for the current period.

                                  FARM FISH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     Continued


LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1996 current assets exceeded current liabilities by $2,031,000 compared to $1,305,000 for the same period ended September 30, 1995. This change was due primarly to an increase in foodfish inventory of $1,040,000 resulting from the loss of sales this current year, and an increase in current liabilities of $375,000 in line of credit advances.


     Farm Fish, Inc. had an unused line of credit of $125,000 with a local bank as of September 30, 1996, compared to $600,000 unused as of September 30, 1995. The local bank has agreed to increase current line of credit if needed. In addition to this line of credit and internally generated funds, the company would rely on Delta Industries, Inc. to supply additional working capital if needed. The company secured its long-term debt in June 1993, in the amount of $870,000 with a different bank at a lower interest rate. Interest on this note is payable quarterly beginning September 30, 1993 with the annual principal payments of $100,000 due April 30 of each year and final payment due April 30, 1999.


GENERAL

     FAS 121 was adopted as of 1/1/96 with no impact on financials anticipated.

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

     There were no stockholder's meeting held during the quarter ended September 30, 1996.


ITEM 6  - EXHIBIT AND REPORT ON FORM 8-k

     Exhibit 27 - Financial Data Schedule - (Page 8 Attached)

     There was no report on Form 8-K for the quarter ended September 30, 1996.


                                   SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        FARM FISH, INC.
                                                       -----------------
                                                          (Registrant)


  November 8, 1996
--------------------                       ---------------------------------
       Date                                     C. E. Horne, Secretary
                                                and Chief Financial Officer