Form 10KSB/A
period 1995-12-31
FARM FISH INC
filed 1997-01-30
CIK 34551

Securities and Exchange Commission
                             Washington D.C. 20549

                                 Form 10-KSB/A
                                  Amendment 1
                             Dated January 20, 1997

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995      Commission file number 0-7320

                                  FARM FISH, INC.
                   (Name of small business issuer in its charter)

         MISSISSIPPI                                        64-0474591
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

Post Office Box 23109
Jackson, MS                                                39225-3109
(Address of principal executive offices)                    Zip Code

Registrant's telephone number, including area code   (601) 354-3801

          Securities Registered under Section 12(g) of the Exchange Act:
                                No-Par Common Stock
                                  (Title of Class)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No _____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Revenues for the year ended December 31, 1995 were $3,847,173.

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



                                  Farm Fish, Inc.

                                    Form 10-KSB

                                 Table of Contents

          ITEM                                               Page(s)


     Part I

 1.  Description of Business                                   5-6

 2.  Description of Property                                    7

 3.  Legal Proceedings                                          7

 4.  Submission of Matters to
     a vote of Security Holders                                 7

     Part II

 5.  Market for Registrant's
     Common Stock and Related
     Stockholder Matters                                        8

 6.  Management's Discussion and
     Analysis of Financial Condition
     and Results of Operations                                  9-10

 7.  Financial Statements                                      11-21

 8.  Changes In and Disagreements with
     Accountants and Accounting and
     Financial Disclosure                                        7

     Part III

 9.  Directors, Executive Officers,                   Incorporate by Reference
     Promoters and Control Persons; Compliance        Pursuant to General
     With Section 16(a) of the Exchange Act           Instruction E

10.  Executive Compensation                           Incorporate by Reference
                                                      Pursuant to General
                                                      Instruction E

11.  Security Ownership of                            Incorporate by Reference
     Certain Beneficial                               Pursuant to General
     Owners and Management                            Instruction E

12.  Certain Relationships                            Incorporate by Reference
     and Related Transactions                         Pursuant to General
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


                          Members of the Board of Directors


W. D. Mounger                    President of Delta Royalty Company, Inc.,
                                 (engaged generally in the oil and gas business)

T. L. Reed, III                  Owner of Silver Creek Plantation (engaged
                                 in agri-business operations)

Thomas R. Slough, Jr.            Vice-Chairman of Delta Industries, Inc.
                                 (engaged in marketing ready-mix concrete)

Leland R. Speed                  Engaged as an officer and/or director in
                                 various corporations, including EastGroup
                                 Properties and The Parkway Company, which are engaged in various commercial activities including general financial matters and real estate development.

The term of office for all directors will expire at the Annual Meeting scheduled for May 22, 1996.

                            Description of Business

                                     General

Farm Fish, Inc., "Farm Fish" engages in the hatching and growing of catfish (generally referred to as "producing" catfish). Farm Fish was organized in 1972 as a Subchapter C corporation. The principal executive offices of Farm Fish are located at 100 W. Woodrow Wilson Drive, Jackson, Mississippi 39213, and its telephone number is (601) 354-3801.

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

                                Competition

There are a substantial number of independent catfish producers in the general market area. Farm Fish is one of the larger producers of live fish according to reports published by the USDA's National Agricultural statistical service. Competition among catfish farmers who produce live fish for sale to catfish processors is based primarily on price. Production techniques are becoming more sophisticated as the industry matures, and farmers who take advantage of the emerging technology in areas such as the maintenance of high water quality may develop a competitive advantage in terms of cost efficiency. The Company continually monitors water quality of each pond to ensure optimum conditions for fish growth. The Company has replaced some of its gas and diesel powered aeration equipment with more efficient and cost effective electrical aeration equipment.

                             Farm Fish Personnel

On December 31, 1995, Farm Fish employed approximately 22 employees, all of whom were engaged in duties related to its catfish farming operations.

                              Industry Segments

Since the sale of its processing operations in 1986, Farm Fish has operated in only one industry segment, ("catfish production").

                              Regulatory Matters

Farm Fish's facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the United States Department of Agriculture, The Environmental Protection Agency, The Occupational Safety and Health Administration and corresponding state agencies.

Compliance with existing regulations has not had a material adverse effect on Farm Fish's earnings or competitive position in the past and is not anticipated to have a materially adverse effect in the future. Management believes that Farm Fish is in substantial compliance with existing laws and regulations relating to the operation of its facilities and does not know of any major capitol expenditures necessary to comply with such regulations.


                            Description of Property

Farm Fish owns nearly 1,750 acres of farmland in Humphreys County, Mississippi, near the town of Louise. Most of this land is devoted to the ponds, to the banks and levees, which surround and separate the ponds, and to various service and storage areas. Farm Fish has long-term borrowings from a bank totaling $670,000 at December 31, 1995, secured by substantially all of Farm Fish's assets and the guaranty of Delta Industries, Inc. ("Delta Industries"). See Note 4 to the Consolidated Financial Statements.

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

                              Legal Proceedings

As of March 15, 1996, there were no material legal proceedings pending or threatened against Farm Fish.

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


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


              Comparison of 1995 to 1994 Results of Operations

Net sales increased by $380,618 or 11% over 1994. The increase resulted from a 3.7% increase in the average selling price of catfish, and a 298,880 or 7% increase in pounds of catfish sold. The increase in net sales is attributable to increased demand from the Company's largest customer, Delta Pride Catfish, Inc., and to increased fingerling sales as the result of decreased industry-wide fingerling production.

Cost of product sold for 1995 increased $499,807, or 22 %, as compared to 1994. Of the increase, $269,000 is attributable to a change in estimated live fish growout in 1995 (see note 1 to the financial statements). The remaining increase is attributable to a 7% increase in pounds of catfish sold, increased fingerling sales as a percentage of total sales in 1995 which are at a higher cost per pound and a small increase in mortality due to more adverse summer weather conditions in 1995. Catfish feed represents the single most significant component of Farm Fish's cost of product. The market-price for catfish feed may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. The average market price paid for grain was substantially unchanged in 1995 from 1994.

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

Net income before income taxes decreased from $1,017,900 for the nine months ended September to $763,747 for the year ended December 31, 1996. Net income decreased from $637,249 to $483,124 for the same periods. Farm Fish changed it estimate of fish growout in the fourth quarter of 1995 resulting in a $269,000 increase in cost of product sold and a $170,000 decrease in net income.

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

                      Liquidity and Capital Resources

In June 1993, Farm Fish refinanced its outstanding debt with long-term borrowings and a line of credit from a bank. The principal balance with respect to the long-term debt was $670,000 at December 31, 1995. The Company had $600,000 available under the line of credit at December 31, 1995. The long-term borrowings and borrowings under the line of credit bear interest at prime plus 1.5% and prime plus 1%, respectively, and are collateralized by substantially all the assets of Farm Fish and the guaranty of Delta Industries, Inc. ("Delta Industries").

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




















                               Farm Fish, Inc.

                      Consolidated Financial Statements

                    Years ended December 31, 1995 and 1994




                                  CONTENTS



Reports of Independent Auditors............................................12



Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................13
Consolidated Statements of Income..........................................14
Consolidated Statements of Shareholders' Equity............................15
Consolidated Statements of Cash Flows......................................16
Notes to Consolidated Financial Statements.................................17











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



                                                   Ernst & Young LLP

Jackson, Mississippi
February 9, 1996


                                Farm Fish, Inc.
                          Consolidated Balance Sheets
                                                            December 31
                                                          1995       1994
Assets                                                -----------------------
Current Assets:
   Cash                                               $   22,231   $   96,864
   Accounts receivable                                   202,873      165,830
   Advances to employees                                   7,626       12,034
   Inventories, principally live fish (Note 4)         3,721,339    3,688,944
                                                       ---------    ---------
Total current assets                                   3,954,069    3,963,672
Property, buildings and equipment (Note 4)
   Land                                                  716,839      716,839
   Ponds and improvements                              1,982,895    1,963,621
   Brood fish                                             44,987       44,987
   Buildings                                             316,040      298,738
   Machinery and equipment                             1,897,539    1,793,536
                                                       ---------    ---------
                                                       4,958,300    4,817,721
   Accumulated depreciation                            2,779,909    2,548,262
                                                       ---------    ---------
                                                       2,178,391    2,269,459
Other assets:
   Investments in cooperative (Notes 3 and 4)            375,723      586,424
   Other noncurrent assets                                 1,632        3,441
                                                       ---------    ---------
                                                         377,355      589,865
                                                       ---------    ---------
Total assets                                          $6,509,815   $6,822,996
                                                       =========    =========
Liabilities and shareholders' equity
Current liabilities:
   Note payable (Note 4)                              $        0   $  250,729
   Accounts payable                                       10,801       25,248
   Accrued expenses                                      112,368      117,581
   Payable to shareholder (Note 2)                     2,115,389    2,550,305
   Current maturities of long-term debt                  100,000      100,000
                                                       ---------    ---------
Total current liabilities                              2,338,558    3,043,863
Long-term debt, less current maturities (Note 4)         570,000      670,000
   Deferred income taxes (Note 5)                        123,000      114,000
   Shareholders' equity (Note 2):
   Common stock, no par value:
   Authorized shares   5,000,000
   Issued and outstanding shares - 2,688,605           4,424,336    4,424,336
   Additional paid-in capital                            475,776      475,776
   Retained earnings (deficit)                        (1,421,855)  (1,904,979)
                                                       ---------    ---------
Total shareholders' equity                             3,478,257    2,995,133
                                                       ---------    ---------
Total liabilities and shareholders' equity            $6,509,815   $6,822,996
                                                       =========    =========
See accompanying notes.

                                 Farm Fish, Inc.
                         Consolidated Statements of Income



                                                      Year Ended December 31
                                                          1995       1994
                                                      -----------------------

Net Sales (Note 3)                                    $3,847,173   $3,466,555

Cost and expenses:
   Cost of products sold                               2,786,361    2,286,554
   Selling, general and administrative                   119,673      133,326
   Interest                                               73,589      114,477
   Other, net (Note 3)                                   103,803       28,720
                                                       ---------    ---------
                                                       3,083,426    2,563,077
                                                       ---------    ---------
Income before income taxes                               763,747      903,478
Income taxes (Note 5)                                    280,623      341,045
                                                       ---------    ---------
Net income                                            $  483,124   $  562,433
                                                       =========    =========


Net income per share                                  $      .18   $      .21
                                                       =========    =========
Weight average share outstanding                       2,688,605    2,688,605
                                                       =========    =========


See accompanying notes.

                                 Farm Fish, Inc.

                 Consolidated Statements of Shareholders' Equity



                              Commonstock     Additional Retained     Total
                          -------------------  Paid-in   Earnings  Shareholders'
                           Shares    Amount    Capital   (Deficit)    Equity
                          --------- -------------------------------------------
Balance at Dec. 31, 1993  2,688,605 $4,424,336 $475,776 $(2,467,412) $2,432,700
Net income for 1994               -          -        -     562,433     562,433
                          ---------  ---------  -------  ----------   ---------
Balance at Dec. 31, 1994  2,688,605 $4,424,336 $475,776 $(1,904,979) $2,995,133
Net income for 1995               -          -        -     483,124     483,124
                          ---------  ---------  -------  ----------   ---------
Balance at Dec. 31, 1995  2,688,605 $4,424,336 $475,776 $(1,421,855) $3,478,257
                          =========  =========  =======   ==========  =========


See accompanying notes.

                              Farm Fish, Inc.

                     Consolidated Statements of Cash Flows


                                                      Year Ended December 31
                                                          1995       1994
                                                      -----------------------
Operating Activities
Net Income                                              $483,124   $562,433
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                          234,043    222,589
   Gain on sale of equipment                                (614)    (5,643)
   Deferred income taxes                                   9,000      5,000
   Changes in operating assets and liabilities:
     Increase in accounts receivable and advances
       to employees                                       (32,635)   (55,032)
     Increase in inventories                              (32,395)  (447,955)
     Net decrease in investments in cooperatives          210,701    194,673
     Decrease in other assets                               1,809        624
     Increase (decrease) in trade accounts payable
       and accrued expenses                               (19,660)     3,118
                                                         --------   --------
Net cash provided by operating activities                 853,373    479,807

Investing activities
Purchases of property, buildings and equipment           (149,592)   (192,519)
Proceeds from sale of equipment                             7,231       7,000
Purchases of stock in cooperatives                              0    (466,125)
                                                         --------    --------
Net cash used in investing activities                     (142,361)  (651,644)

Financing activities
Proceeds from borrowings                                         0    450,000
Principal payments on borrowings                          (350,729)  (699,271)
Net change in payable to shareholder                      (434,916)   435,299
                                                          --------   --------
Net cash provided by (used in) financing activities       (785,645)   186,028
                                                          --------   --------
Increase (decrease) in cash                                (74,633)    14,191
Cash at beginning of year                                   96,864     82,673
                                                          --------   --------
Cash at end of year                                       $ 22,231   $ 96,864
                                                          ========   ========

See accompanying notes.

                                 Farm Fish, Inc.

                    Notes to Consolidated Financial Statements

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

Inventories

Inventories are stated at the lower of average cost or market. Live fish inventories generally require a growing period of one to one and one-half years from the time the fingerlings are hatched until they reach a weight that fish are typically harvested. Cost associated with live fish are accumulated during the growing period and consist principally of feed, labor and overhead costs, required to grow the live fish to a marketable size. Because the Company's production cycle for fish generally exceeds one year, management anticipates certain live fish inventories on hand at December 31, 1995 may not be sold in 1996. Live fish inventories are classified as a current asset in the accompanying balance sheets which is consistent with the industry practice.

The quantities of live fish inventories are determined based upon estimated growth from feed fed to each pond and are reduced for the actual quantities sold and estimated mortality. Each pond is closed periodically and the estimated pounds are adjusted to the actual harvest. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures which could result in high mortality. Management continually monitors each pond and takes appropriate actions to minimize the risk of loss from mortality. Given the nature of the live fish inventories, it is reasonably possible that the


                                 Farm Fish, Inc.

                    Notes to Consolidated Financial Statements


1.  Accounting Policies (continued)

Inventories (continued)
Company's actual live fish mortality will vary significantly from estimates. The Company changed its estimate of fish grow-out in 1995 from 2.35 pounds of feed per one pound of live fish growth to 2.5 pounds of feed fed per one pound of live fish growth resulting in a $269,000 increase in cost of products sold and a $170,000 decrease in net income or $.06 per share during the year ended December 31, 1995.

Inventories consist of the following:

                                                     December 31
                                                  1995          1994
                                               ------------------------

          Live Fish                            $3,694,843    $3,661,358
          Feed and Supplies                        26,496        27,586
                                               ----------    ----------
                                               $3,721,339    $3,688,944
                                               ==========    ==========


Property, Buildings and Equipment

Property, buildings, and equipment are stated at cost. Depreciation is provided by the straight-line method over the assets' estimated useful lives.

Investment in cooperatives

Investments in cooperatives consist of common stock at cost and the Company's share of the cooperatives' allocated earnings and losses.

Income Taxes

Income taxes have been provided using the liability method in accordance with FASB No. 109, "Accounting for Income Taxes".

Revenue Recognition

Revenue is recognized when product is shipped to customers.


                                  Farm Fish, Inc.

                    Notes to Consolidated Financial Statements



1.  Accounting Policies (continued)

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

Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement No. 121, Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996, and based on current circumstances, does not believe the effect of adoption will be material.

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


                              Farm Fish, Inc.

                   Notes to Consolidated Financial Statements


3.  Investment in Cooperatives

Investment on cooperatives consists of the following:


Delta Pride is a cooperative in which the Company had an option to purchase 1,100 shares of stock at a price of $600 per share through June 1993.
Pursuant to an agreement entered into in 1993 between the Company and Delta Pride, the option period was extended through January 1, 1995. During 1994, the Company applied retained patronage dividends of $86,400 to the purchases of 144 shares of Delta Pride stock. In addition, the Company purchased 1280 shares of Delta Pride stock in 1994 for $466,125. Options on the remaining 956 shares expired unused. The Company owned 1,424 shares of Delta Pride stock at December 31, 1995 and 1994. The ownership of Delta Pride stock provides the Company the right to sell live catfish to Delta Pride. Substantially all of the Company's catfish feed purchases were from Producers Feed Corporation ("Producers") in 1995 and 1994.

In 1995 and 1994, the Company recorded $188,009 and $139,051, respectively, of operating losses from Delta Pride which are included in other cost and expenses in the accompanying consolidated statements of income. In 1995 and 1994, Producers allocated patronage dividends of $53,351, and $88,865, respectively, to the Company, which are included in other cost and expense, net. The Company received patronage dividend payments from Producers of $76,043 and $100,465 in 1995 and 1994, respectively.

4.  Notes Payable and Long-Term Debt

Long-term debt consists of a note payable to a bank, due in annual installments of $100,000 plus quarterly payments of interest at prime plus 1.5% (8.42% at December 31, 1995), maturing in 1999.


                               Farm Fish, Inc.

              Notes to Consolidated Financial Statements (continued)




4.  Notes Payable and Long-Term Debt (continued)


Maturities of long-term debt are as follows:

     1996                                           $100,000
     1997                                            100,000
     1998                                            100,000
     1999                                            370,000
                                                    --------
                                                    $670,000
                                                    ========


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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

                                                     December 31
                                                   1995       1994
                                                ---------------------
Deferred tax liabilities - Property,
 buildings and equipment                         $129,000    $119,000
Deferred tax assets - Other                        (6,000)     (5,000)
                                                 --------    --------
Net deferred tax liabilities                     $123,000    $114,000
                                                 ========    =========


                                Farm Fish, Inc.

              Notes to Consolidated Financial Statements (continued)



5.  Income Taxes (continued)

Income tax expense consists of the following:


                                                      Year Ended December 31
                                                          1995       1994
                                                      -----------------------
        Current:
           Federal                                     $235,212      $291,075
           State                                         36,411        44,970
                                                       --------      --------
                                                        271,623       336,045
        Deferred:
           Federal                                     $  8,000         4,600
           State                                          1,000           400
                                                       --------      --------
                                                          9,000         5,000
                                                       ========       =======

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:


                                                      Year Ended December 31
                                                          1995       1994
                                                      -----------------------
         Statutory federal income tax rate             $259,674      $307,183
         State income taxes, net                         24,691        29,950
         Other - net                                     (3,742)        3,912
                                                        --------     --------
                                                        $280,623     $341,045
                                                        ========     ========

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

     FARM FISH, INC., REGISTRANT



     By:                          /s/ Thomas R. Slough, Jr.
                                  Thomas R. Slough, Jr.,
                                  President


DATE: January 20, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



     By:                           /s/ Thomas R. Slough, Jr.
                                   Thomas R. Slough, Jr.,
                                   Director


DATE:  January 20, 1997



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


DATE: January 20, 1997





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


DATE: January 20, 1997





DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



     By:                           /s/ W. D. Mounger
                                   W. D. Mounger, Director


DATE: January 20, 1997





DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



     By:                           /s/ Leland R. Speed
                                   Leland R. Speed, Director


DATE: January 20, 1997





DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



     By:                           /s/ T. L. Reed, III
                                   T. L. Reed, III, Director


DATE: January 20, 1997