Form 10QSB/A
period 1996-06-30
FARM FISH INC
filed 1997-01-30
CIK 34551

FORM 10-QSB/A
                            AMENDMENT NO. 1
                         DATED JANUARY 14, 1997


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

                       PART  I     FINANCIAL INFORMATION

                                FARM FISH, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                                     JUNE 30,        DEC. 31,
                                                       1996            1995
                                                   ------------    ----------
                                                    (UNAUDITED)      (*NOTE)
                                    ASSETS
CURRENT ASSETS
   Cash                                             $   83,387     $   22,231
   Accounts Receivable - Net                           205,418        202,873
   Inventories - Note 2                              3,982,269      3,721,339
   Prepaid Expenses                                      8,553          7,626
                                                    ----------     ----------
   Total Current Assets                              4,279,627      3,954,069
PROPERTY, PONDS, AND EQUIPEMENT - NET                2,210,231      2,178,391

OTHER ASSETS                                           371,956        377,355
                                                    ----------     ----------
TOTAL ASSETS                                        $6,861,814     $6,509,815
                                                    ==========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable                                 $   33,661     $   10,801
   Advances Payable to Shareholder &
      Current Maturities                             2,138,573      2,215,389
   Other Accrued Expenses and Payable                  329,760        112,368
                                                    ----------     ----------
   Total Current Liabilities                         2,501,994      2,338,558

LONG TERM DEBT, Less Current Maturities                370,000        570,000
DEFERRED INCOME TAXES                                  123,000        123,000

STOCKHOLDERS' EQUITY
   Common Stock - without par value,
   authorized 5,000,000 shares, subscribed
   and issued 2,688,605 shares at stated
   value at June 30, 1996 and 2,688,605
   shares at December 31, 1995.                      4,424,336      4,424,336

Additional Paid-In Capital                             475,776        475,776
Retained Earnings (Deficit)                         (1,033,292)    (1,421,855)
                                                    ----------     ----------
Total Stockholders' Equity                           3,866,820      3,478,257
TOTAL LIABILITIES AND STOCKHOLERS' EQUITY           $6,861,814     $6,509,815
                                                    ==========     ==========

*See accompanying notes to consolidated condensed financial statements

                               FARM FISH, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
         FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                     JUNE 30                 JUNE 30
                            ----------------------   -----------------------
                                1996        1995         1996         1995

NET SALES                   $  885,937   $  932,601   $1,838,873   $1,742,112
OTHER INCOME                    19,770      248,542      113,874      394,821
                            ----------   ----------   ----------   ----------
                               905,707    1,181,143    1,952,747    2,136,933
COST AND EXPENSES
   Cost of Sales               610,174      743,219    1,205,624    1,333,485
   Selling, General, and
    Administrative Expense
    Other Than Interest         47,604       38,632       93,379       78,929
   Interest                      8,663       23,558       23,228       45,853
                            ----------   ----------   ----------   ----------
Total Cost and Expenses        666,441      805,409    1,322,231    1,458,267
                            ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES     239,266      375,734      630,516      678,666

INCOME TAX EXPENSE              90,921      141,367      241,952      257,864
                            ----------   ----------   ----------   ----------
NET INCOME                  $  148,345   $  234,367   $  388,564   $  420,802
                            ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  (Primary and assuming
     full Dilution)          2,688,605    2,688,605    2,688,605    2,688,605
                            ----------   ----------   ----------   ----------
NET INCOME PER SHARE        $     0.06   $     0.09   $     0.14   $     0.16
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


NOTE 4:          IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The company adopted the provisions of the FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of 1996. Statement 121 required impairment losses to be recorded on long-lived assets used in operations when indicators of impair-ment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The effect of the adoption was not material.

                                FARM FISH, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying statement of income:

OPERATING INCOME

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

   During the six months period ended June 30, 1996, Farm Fish, Inc. made a profit (before tax) of $630,516 compared to $678,666 for the same period in 1995. Net sales were up $97,000 or 5.6% for the current six months compared to the first six months of last year but due to a $.02 per pound lower selling price of food fish net profit was down $48,000.

   Cost of sales was 62% of total income for the current six months compared to 62% for the same period last year. Included in cost of sales for 1995 was $201,000 for fingerlings sold. These sales of $327,200 were included in "Other Income". The excess fingerling hatch over production needs from 1994 year was sold in the spring of 1995. In 1996 only a comparable few fingerlings were sold.

   Selling, general administrative, and interest expenses incurred was up $14,450 or 18.3% over the first six months of 1995 due principally to an increase of $5,500 in legal and audit fees and $7,117 increase in hauling cost.

   Interest expense decrease was due to lower average borrowings in 1996 compared to 1995. The effective income tax rate was approximately 38% in both periods.



THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

   Net profit (before tax) for the current quarter was $239,266 compared to $375,734 for the second quarter of 1995. Net sales decreased $47,000 or 5% due to $.01 decrease in net selling price per pound of food fish from the same quarter in 1995 and a 40,258 or 35% decrease in the pounds of food fish sold.

   Cost of sales was 67% of total income for the second quarter of 1996 compared to 63% for the same quarter of last year. The increased cost of sales resulted from higher feed cost in the current quarter and more fingerling sales in 1995 which have lower cost than sale of food fish.

   Selling, general and administrative expenses increased $8,972 or 23% from the same quarter in the prior year due to mostly increased haul charges and audit fees.

   Interest expense decrease was due to lower average borrowings in 1996 compared to 1995. The effective income tax rate was approximately 38% for both periods.

                               FARM FISH, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               - continued -



LIQUIDITY

      As of June 30, 1996 current assets exceeded current liabilities by $1,777,633 compared to $1,615,511 for the year ended December 31, 1995.

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

Net cash provided by operating activities was $369,812 for the six months ended June 30, 1996 compared to $627,862 for the six months ended June 30, 1995.
This decrease is attributed to lower net selling price of food fish and higher feed cost for the current six month and much more fingerling sales ($316,000) for the same period in 1995.

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