Form 10-Q
period 1996-12-31
FARM FISH INC
filed 1997-03-31
CIK 34551

Securities and Exchange Commission
						                    Washington D. C. 20549

                        							Form 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996      Commission file number 0-7320

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


Registrant's telephone number, including area code - (601) 354-3801

      Securities Registered under Section 12(g) of the Exchange Act:

					   No-Par Common Stock
						 (Title of Class)


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x       No ______.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Revenues for the year ended December 31, 1996 were $3,267,890.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1996 - Indeterminate*

(2,688,605 shares issued and outstanding as of December 31, 1996)

                		    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be mailed to the shareholders of Registrant in connection with the Annual Meeting of Shareholders to be held on May 27, 1997 are incorporated by reference into Part III of this Form 10-KSB.

------------------------

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

Name                                   Principal Occupation

W. D. Mounger               President of Delta Royalty Company, Inc.,
                   					    (engaged generally in the oil and gas business)

T.  L. Reed, III            Owner of Silver Creek Plantation (engaged
	                   				    in agri-business operations)

Thomas R. Slough, Jr.       Vice-Chairman of Delta Industries, Inc.
                   					    (engaged in marketing ready-mix concrete)

Leland R. Speed             Engaged as an officer and/or director in
                   					    various corporations, including EastGroup
					                     	 Properties and Parkway Properties, Inc. which
						                      are engaged in various commercial activities
					                       including general financial matters and real
					                     	 estate development

The term of office for all directors will expire at the Annual Meeting scheduled for May 27, 1997.

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

                   					    The Catfish Industry

The catfish farming industry has grown rapidly since its inception in the late 1960's. In 1969, approximately 3.2 million pounds of catfish were sold to processing plants at an average price of approximately $0.37 per pound. In 1996, the number of pounds sold to catfish processors had increased to approximately 4.5 million pounds, at prices ranging from approximately $ 0.73 to $ 0.80 per pound during the year.

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

                   					   Significant Customers

The Company's sales are to a limited number of catfish processors. In 1996 three processors represented 61%, 23%, and 11% of the Company's net sales. In 1995, the same three processors represented 56%, 22% and 13% of the Company's net sales. (See Note 1 to the financial statements)

                         							Competition

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

                    				    Farm Fish Personnel

On December 31, 1996, Farm Fish employed approximately 26 employees, all of whom were engaged in duties related to its catfish farming operations.

                   					    Industry Segments

Farm Fish operates in only one industry segment, ("catfish production").

                   					    Regulatory Matters

Farm Fish's facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the United States Department of Agriculture, The Environmental Protection Agency, The Occupational Safety and Health Administration and corresponding state agencies.

Compliance with existing regulations has not had a material adverse effect on Farm Fish's earnings or competitive position in the past and is not anticipated to have a materially adverse effect in the future. Management believes that Farm Fish is in substantial compliance with existing laws and regulations relating to the operation of its facilities and does not know of any major capital expenditures necessary to comply with such regulations.

                   					  Description of Property

Farm Fish owns nearly 1,750 acres of farmland in Humphreys County, Mississippi, near the town of Louise. Most of this land is devoted to the ponds, to the banks and levees, which surround and separate the ponds, and to various service and storage areas. Farm Fish has borrowings from a bank totaling $1,075,000 at December 31, 1996, secured by substantially all of Farm Fish's assets and the guaranty of Delta Industries, Inc. ("Delta Industries"). See Note 4 to the Consolidated Financial Statements.

                         							 Inventory

Farm Fish owns a substantial inventory of harvestable and growing fingerlings, and during the spring of the year owns a substantial inventory of spawn and fry. These catfish are located at the hatchery and in the fingerling and production ponds on the catfish farm in Humphreys County, Mississippi. The book value of the live fish inventory as of December 31, 1996 was $4,635,380.

                        							 Brood Fish

Farm Fish also owns "brood" fish which are located in the brood fish ponds on the catfish farm in Humphreys County, Mississippi. The book value of the brood fish as of December 31, 1996 was $44,987.

                  					      Legal Proceedings

As of December 31, 1996, there were no material legal proceedings pending or threatened against Farm Fish.

       	     Submission of Matters to a Vote of Security Holders

None.

             		Changes In and Disagreements with Accountants
			               on Accounting and Financial Disclosure

None.

              		  MARKET FOR REGISTRANT'S COMMON STOCK AND
                				   RELATED STOCKHOLDER MATTERS

The authorized capital stock of Farm Fish consists of 5,000,000 shares of common stock. The 2,688,605 issued and outstanding shares of Farm Fish's stock are held of record by approximately 1,843 stockholders. Although Farm Fish common stock is registered under the Securities Exchange Act of 1934, there is no readily ascertainable market value for the stock, since the stock is not traded on any exchange, is traded infrequently over the counter, and is not quoted in any newspaper. The stock is listed in the "pink sheets" under the symbol "FFIH". Farm Fish has been advised by broker sources who have heretofore traded in the stock of Farm Fish that there is insufficient basis for establishing a market value.

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

                        							 Dividends

No cash dividend has been paid by Farm Fish since May 1, 1982. Any payment of dividends in the future will depend upon Farm Fish's growth, profitability, available cash, financial condition and other factors that the Board of Directors deems relevant.


        	      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			                 CONDITION AND RESULTS OF OPERATIONS


        	      Comparison of 1996 to 1995 Results of Operations

Net sales decreased by $579,283 or 15% from 1995. The decrease resulted from a 5% decrease in the average selling price of catfish, and a 477,959 or 10% decrease in pounds of catfish sold. The decrease in net sales is attributable to decreased demand from the Company's largest customer, Delta Pride Catfish, Inc., and to decreased fingerling sales.

Cost of product sold for 1996 decreased $599,529 or 22% as compared to 1995. Of the decrease $269,000 is attributable to a change in estimated live fish growout in 1995. (See Note 1 to the Consolidated Financial Statements). The remaining decrease is attributable to the 10% decrease in pounds of catfish sold, decreased fingerling sales as a percentage of total sales in 1996 which are at a higher cost per pound and a small decrease in mortality due to more adverse summer weather conditions in 1995. The decrease in the cost of product sold attributable to lower volume was offset by higher catfish feed cost in 1996 compared to 1995. The average market price paid for catfish feed increased 26% in 1996 from 1995. Catfish feed represents the single most significant component of Farm Fish's cost of product. The market price for catfish feed may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. From time to time, the Company establishes prices for a portion of its anticipated feed purchases through feed purchase agreements.

Selling, general, and administrative expenses increased $13,501 or 11% from 1995. The increase was principally due to an increase in certain professional fees.

Interest expense decreased $24,521 or 33% due to a decrease in average borrowings.

The effective income tax rate was 37.2% in 1996 compared to 36.7% in 1995.

As the result of the above, net income increased by $63,524 to $546,648.

                  					Seasonality of Operating Results

In prior years, the revenues of Farm Fish have been seasonal and cyclical. Prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. However, in 1995 prices were consistent throughout the year, and in 1996 prices were consistent throughout the first three quarters of the year and decreased slightly during the last quarter.

              			      Liquidity and Capital Resources

The principal balance with respect to the long-term debt was $370,000 at December 31, 1996. The Company had $195,000 available under a short-term line of credit at December 31, 1996 and had a principal balance outstanding of $705,000. The long-term borrowings and borrowings under the line of credit bear interest at floating rates based upon prime (8.42% and 8.25%, respectively at December 31, 1996), and are collateralized by substantially all the assets of Farm Fish and the guaranty of Delta Industries, Inc.

Additional borrowings may be necessary to meet cash flow needs during the 1996 feeding season. Although there is no binding commitment from Delta Industries, Farm Fish expects Delta Industries to continue its prior policy with respect to assisting Farm Fish in financing its operations, in light of Delta Industries' ownership of eighty percent (80%) of Farm Fish stock. Delta Industries also has represented that it plans to seek repayment of the $2,099,250 owed to it by Farm Fish as of December 31, 1996 only as cash becomes available from operations.

During 1996, Farm Fish purchased $349,466 of property, buildings and equipment principally with the proceeds from borrowings under the line of credit. Cash flows provided by operating activities decreased from $853,373 in 1995 to $63,212 used in operating activities in 1996 principally from increased inventory levels in 1996.

At year-end 1995, Farm Fish's ratio of current assets to current liabilities was 1.69 to 1 and its ratio of stockholders' equity to total liabilities was
1.15 to 1. At year end 1996, Farm Fish's ratio of current assets to current liabilities was 1.60 to 1 and the ratio of stockholders' equity to total liabilities was 1.16 to 1.

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

            			   Years ended December 31, 1996 and 1995

                   			Report of Independent Auditors

The Board of Directors and Shareholders
Farm Fish, Inc.

We have audited the accompanying consolidated balance sheets of Farm Fish, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farm Fish, Inc. and subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                           									      /s/Ernst & Young LLP

Jackson, Mississippi
February 5, 1997


                   					       Farm Fish, Inc.

                  					  Consolidated Balance Sheets

													                                            December 31
												                                           1996       1995
                                  											       ---------------------
Assets
Current assets:
   Cash and cash equivalents                        $   80,815    $ 22,231
Accounts receivable                                    174,230     202,873
Advances to employees                                    6,872       7,626
Inventories,principally live fish (Note 4)           4,656,796   3,721,339
                                      										    ----------  ----------
Total current assets                                 4,918,713   3,954,069

Property, buildings and equipment (Note 4):
   Land                                                738,259     716,839
Ponds and improvements                               2,112,070   1,982,895
   Brood fish                                           44,987      44,987
   Buildings                                           316,040     316,040
Machinery and equipment                              2,089,661   1,897,539
                                     											    ----------  ----------
											                                          5,301,017   4,958,300
Accumulated depreciation                             3,025,014   2,779,909
											                                         ----------  ----------
                                   											       2,276,003   2,178,391

Other assets:
Investments in cooperatives (Notes 3 and 4)            301,139     375,723
Other noncurrent assets                                  7,523       1,632
                                      										    ----------  ----------
										                                          		 308,662     377,355
											                                         ----------  ----------
Total assets                                        $7,503,378  $6,509,815
											                                         ==========  ==========

Liabilities and shareholders' equity
Current liabilities:

   Note payable (Note 4)                            $  705,000  $        -
Accounts payable                                         2,179      10,801
Accrued expenses                                        97,123     112,368
Payable to shareholder (Note 2)                      2,175,171   2,115,389
Current maturities of long-term debt                   100,000     100,000
                                       									    ----------  ----------
Total current liabilities                            3,079,473   2,338,558

Long-term debt, less current maturities (Note 4)       270,000     570,000
Deferred income taxes (Note 5)                         129,000     123,000

Shareholders' equity (Note 2):
Common stock, no par value:
   Authorized shares - 5,000,000
   Issued and outstanding shares - 2,688,605         4,424,336   4,424,336
Additional paid-in capital                             475,776     475,776
Retained earnings (deficit)                           (875,207) (1,421,855)
                                     											    ----------  ----------
Total shareholders' equity                           4,024,905   3,478,257
											                                         ----------  ----------
Total liabilities and shareholders' equity          $7,503,378  $6,509,815
										                                          ==========  ==========
See accompanying notes.

                  					       Farm Fish, Inc.

	            	       Consolidated Statements of Income

 											                                        Year ended December 31
										                                          		 1996        1995
	                                      									    ----------------------
Net sales (Note 3)                                  $3,267,890  $3,847,173
Cost and expenses:
Cost of products sold                                2,186,832   2,786,361
Selling, general and administrative                    133,174     119,673
   Interest                                             49,068      73,589
Other, net (Note 3)                                     27,976     103,803
											                                         ----------  ----------
											                                          2,397,050   3,083,426
											                                         ----------  ----------
Income before income taxes                             870,840     763,747
Income taxes (Note 5)                                  324,192     280,623
                                     											    ----------  ----------
Net income                                          $  546,648  $  483,124
											                                         ==========  ==========

Net income per share                                $      .20  $      .18
                                     											    ==========  ==========

Weight average shares outstanding                    2,688,605   2,688,605
                                     											    ==========  ==========
See accompanying notes.

                  					       Farm Fish, Inc.

            			Consolidated Statements of Shareholders' Equity








                                   					 Additional   Retained      Total
		                     Common Stock        Paid-in    Earnings  Shareholders'
		                   Shares      Amount    Capital    (Deficit)     Equity
              		    ---------  ----------  --------  -----------  -----------
Balance at December 31, 1994
             			    2,688,605  $4,424,336  $475,776  $(1,904,979)  $2,995,133
Net income for 1995         -           -         -      483,124      483,124
				                ---------  ----------  --------  ------------  ----------
Balance at December 31, 1995
			              	  2,688,605   4,424,336   475,776   (1,421,855)   3,478,257
Net income for 1996         -           -         -      546,648      546,648
				                ---------  ----------  --------  ------------  ----------
Balance at December 31, 1996
				                2,688,605  $4,424,336  $475,776  $  (875,207)  $4,024,905
			                 =========  ==========  ========  ============  ==========



See accompanying notes.

                   					       Farm Fish, Inc.

               			   Consolidated Statements of Cash Flows

 										                                         Year ended December 31
											                                          		1996        1995
	                                   										      ----------------------
Operating activities
Net income                                          $  546,648  $  483,124
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation                                        251,854     234,043
   Gain on sale of equipment                            (6,480)       (614)
   Deferred income taxes                                 6,000       9,000
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable and
       		advances to employees                          29,397     (32,635)
      Increase in inventories                         (935,457)    (32,395)
      Net decrease in investments in cooperatives       74,584     210,701
      (Increase) decrease in other assets               (5,891)      1,809
      Decrease in trade accounts payableand
	       	accrued expenses                              (23,867)    (19,660)
								                                   			       ---------  ----------
Net cash provided by (used in) operating activities    (63,212)    853,373

Investing activities
Purchases of property, buildings and equipment        (349,466)   (149,592)
Proceeds from sales of equipment                         6,480       7,231
                                     											    ----------  ----------
Net cash used in investing activities                 (342,986)   (142,361)

Financing activities
Net increase in note payable to bank                   705,000           -
Principal payments on borrowings                      (300,000)   (350,729)
Net change in payable to shareholder                    59,782    (434,916)
                                     											    ----------  ----------
Net cash provided by (used in) financing activities    464,782    (785,645)
											                                         ----------  ----------
Increase (decrease) in cash and cash equivalents        58,584     (74,633)
Cash and cash equivalents at beginning of year          22,231      96,864
                                     											    ----------  ----------
Cash and cash equivalents at end of year            $   80,815  $   22,231
											                                         ==========  ==========
See accompanying notes.

                       							Farm Fish, Inc.

	          		  Notes to Consolidated Financial Statements

                					       December 31, 1996

1.  Accounting Policies

Business

Farm Fish, Inc. ("the Company") is engaged in catfish farming on approximately 1,375 water acres within the State of Mississippi. Catfish farming is conducted in a few southern states, principally Mississippi, Louisiana, Alabama and Arkansas. The Company's sales are to a limited number of processors. In 1996, three processors represented 61%, 23%, and 11% of the Company's net sales. In 1995, three processors represented 56%, 22% and 13% of the Company's net sales. Delta Pride Catfish, Inc. ("Delta Pride") is the Company's most significant customer. The Company's significant customers are located within the state of Mississippi. Processed catfish are sold principally to retail grocery stores, food brokers and restaurants.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DAT, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of average cost or market. Live fish inventories generally require a growing period of one to one and one-half years from the time the fingerlings are hatched until they reach a weight that fish are typically harvested. Cost associated with live fish are accumulated during the growing period and consist principally of feed, labor and overhead costs required to grow the live fish to a marketable size. Because the Company's production cycle for fish generally exceeds one year, management anticipates certain live fish inventories on hand at December 31, 1996 may not be sold in 1997. Live fish inventories are classified as a current asset in the accompanying balance sheets which is consistent with the industry practice.

                       							Farm Fish, Inc.

	       	    Notes to Consolidated Financial Statements (continued)

1.  Accounting Policies (continued)

Inventories (continued)

The quantities of live fish inventories are determined based upon estimated growth from feed fed to each pond and are reduced for the actual quantities sold and estimated mortality. Each pond is closed periodically and the estimated pounds are adjusted to the actual harvest. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures which could result in high mortality. Management continually monitors each pond and takes appropriate actions to minimize the risk of loss from mortality. Given the nature of the live fish inventories, it is reasonably possible that the Company's actual live fish mortality will vary significantly from estimates. The Company changed its estimate of fish grow-out in 1995 from 2.35 pounds of feed per one pound of live fish growth to 2.5 pounds of feed fed per one pound of live fish growth resulting in a $269,000 increase in cost of products sold and a $170,000 decrease in net income or $.06 per share for the year ended December 31, 1995.

Inventories consist of the following:
													                                            December 31
													                                          1996        1995
											                                         ----------------------
Live fish                                           $4,635,380  $3,694,843
Feed and supplies                                       21,416      26,496
                                   											      ----------  ----------
											                                         $4,656,796  $3,721,339
											                                         ==========  ==========
Property, Buildings and Equipment

Property, buildings, and equipment are stated at cost. Depreciation is provided by the straight-line method over the assets' estimated useful lives.

Investment in Cooperatives

Investments in cooperatives consist of common stock at cost and the Company's share of the cooperatives' allocated earnings and losses.

                        							Farm Fish, Inc.

	            Notes to Consolidated Financial Statements (continued)

1.  Accounting Policies (continued)

Income Taxes

Income taxes have been provided using the liability method in accordance with FASB No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Revenue Recognition

Revenue is recognized when product is shipped to customers.

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

Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company's adoption of Statement 121 in the first quarter of 1996 was not material.

                          						Farm Fish, Inc.

      	     Notes to Consolidated Financial Statements (continued)

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

At December 31, 1996 and 1995, the Company had non-interest bearing advances payable to Delta totaling $2,175,171 and $2,115,389, respectively. Delta has not charged the Company any allocation of Delta's corporate expenses.

3.  Investments in Cooperatives

Investments in cooperatives consist of the following:

													                                            December 31
											                                          	 1996       1995
                                     											    ----------------------
Delta Pride Catfish, Inc.                           $  130,678  $  200,244
Producers Feed Corporation                             156,482     161,500
Other                                                   13,979      13,979
											                                         ----------  ----------
											                                         $  301,139  $  375,723
											                                         ==========  ==========

The ownership of Delta Pride stock provides the Company the right to sell live catfish to Delta Pride. Substantially all of the Company's catfish feed purchases were from Producers Feed Corporation ("Producers") in 1996 and 1995.

In 1996 and 1995, the Company recorded $135,141 and $188,009, respectively, of operating losses from Delta Pride which are included in other cost and expenses in the accompanying consolidated statements of income. In 1996 and 1995, Producers allocated patronage dividends of $79,231, and $53,351, respectively, to the Company, which are included in other cost and expenses, net. The
Company received patronage dividend payments from Producers of $84,249 and $76,043 in 1996 and 1995, respectively.

4.  Notes Payable and Long-Term Debt

Long-term debt consists of a note payable to a bank, due in annual installments of $100,000 plus quarterly payments of interest at a floating rate based on prime (8.42% at December 31, 1996), maturing in 1999.

	                        						Farm Fish, Inc.

        	   Notes to Consolidated Financial Statements (continued)

The aggregate annual maturities of long-term debt at December 31, 1996 are as follows:

                     			    1997          $100,000
					                      	1998           100,000
					                      	1999           170,000
									                                 --------
									                                 $370,000
									                                 ========

Note payable at December 31, 1996 consisted of borrowings under a line of credit with interest at prime (8.25% at December 31, 1996). The Company had $195,000 and $600,000 available to borrow under the line at December 31, 1996 and 1995, respectively.

Substantially all property, buildings and equipment, inventories and investments in cooperatives are pledged as collateral to the note payable and long-term debt.

Interest paid by the Company totaled $49,137 and $74,167 in 1996 and 1995, respectively.

                        						Farm Fish, Inc.

       		   Notes to Consolidated Financial Statements (continued)


5.  Income Taxes

The Company and its subsidiary are included in Delta's consolidated federal and state income tax returns. The Company's income tax expense for financial reporting purposes is determined on a separate company basis. The Company's income taxes paid to Delta totaled $192,000 and $607,668, in 1996 and 1995, respectively.

The components of deferred tax assets and liabilities are as follows:

											                                              December 31
										                                             1996       1995
                                                    ---------------------
Deferred tax liabilities - Property,
buildings and equipment                             $  136,000  $  129,000
Deferred tax assets - Other                             (7,000)     (6,000)
                                   											      ----------  ----------
Net deferred tax liabilities                        $  129,000  $  123,000
											                                         ==========  ==========

                      							Farm Fish, Inc.

      		   Notes to Consolidated Financial Statements (continued)


5.  Income Taxes (continued)

Income tax expense consists of the following:

											                                         Year ended December 31
												                                          	1996        1995
                                     										     ----------------------
   Current:
     Federal                                        $  275,539  $  235,212
     State                                              42,653      36,411
											                                         ----------  ----------
											                                            318,192     271,623

   Deferred:
     Federal                                             5,200       8,000
     State                                                 800       1,000
                                     											    ----------  ----------
													                                            6,000       9,000
											                                         ----------  ----------
											                                         $  324,192  $  280,623
											                                         ==========  ==========

The reconciliation of income taxes computed at the federal statutory rate to income tax expense is as follows:


											                                        Year ended December 31
											                                          	 1996       1995
                                      											   ---------------------

   Taxes at federal statutory rate                  $  296,086  $  259,674
   State income taxes, net                              28,679      24,691
   Other - net                                            (573)     (3,742)
                                     											    ----------  ----------
											                                         $  324,192  $  280,623
											                                         ==========  ==========

6.  Operating Leases

The Company leases five tractors and a bulldozer under operating leases which expire in August 1999 and February 2000, respectively. The leases require the Company to pay maintenance, insurance, and a fee for usage in excess of specified limits in addition to the minimum annual rentals. Annual rentals applicable to the leases are $72,174 through 1999 and $4,493 in 2000. Rent expense applicable to operating leases totaled $44,568 in 1996 and $31,080 in 1995.

                      							Farm Fish, Inc.

    		     Notes to Consolidated Financial Statements (continued)


7.  Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents approximate their fair values at December 31, 1996. The carrying amount for investments in cooperatives was $301,139 and the fair value totaled $1,040,000 at December 31, 1996 based upon estimates of the recent sales of stock of the cooperatives obtained by management. The fair value of the note payable, which is at a variable interest rate, and long-term debt, which is estimated using discounted cash flow analysis based upon the Company's incremental borrowing rates for similar borrowing arrangements, approximated the carrying amounts at December 31, 1996.

              			      Exhibits and Reports on Form 8-K

(a)    Exhibits Required by Item 601 of Regulation S-B:

3(a)   Articles of Incorporation -          Incorporated by reference from
                               									    Form 10-K for year ending
									                                   April 30, 1981

3(b)   Bylaws -                             Incorporated by reference from
                               									    Form 10-K for year ending
									                                   April 30, 1981

3(c)  Amendment to Bylaws -                 Incorporated by reference from
                               									    Form 10-K for year ending
                            									       December 31, 1984

3(d)  Amendment to Articles of              Incorporated by reference from
      Incorporation -                       Form 10-K for year ending
                               									    December 31, 1984

(10)  Material Contracts                    None

10(a) Asset Purchase Agreement, dated       Incorporated by reference from
      February 28, 1986 -                   Form 10-K for year ending
                               									    December 31, 1985

10(b) Note Agreements - Loans from          Incorporated by reference from
      Deposit Guaranty National Bank,       Form 10-K for year ending
      dated June 28, 1993 -                 December 31, 1993

10(c) Promissory Note - Loan from
      Deposit Guaranty National Bank,
      dated December 24, 1996               Filed herein

27    Financial Data Schedule               Filed herein

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


DATE:  March 11, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                       							       By:  /s/ Thomas R. Slough, Jr.
									                                 Thomas R. Slough, Jr.,
									                                 Director


DATE:  March 11, 1997


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


DATE:  March 12, 1997


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


DATE:  March 11, 1997


                   					  DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                        							      By:  /s/ W. D. Mounger
									                                 W. D. Mounger, Director


DATE:  March 17, 1997


                    					 DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                        						       By:  /s/ Leland R. Speed
									                                 Leland R. Speed, Director


DATE:  March 11, 1997


                   					  DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                       							       By:  /s/ T. L. Reed, III
									                                 T. L. Reed, III, Director


DATE:  March 11, 1997




Exhibit 10(c)

                     			DEPOSIT GUARANTY NATIONAL BANK
				                        JACKSON, MISSISSIPPI
				                          PROMISSORY NOTE
						                                         REVOLVING      MASTER NOTE

				                                   	       Borrower Number    Note Number
						                                            3366127           0638308

FARM FISH, INC.

_________________________________
Borrower Name(s)
                                   						 Amount of Note           Loan Type
ROUTE 1, BOX 108A                          $900,000.00                 121
---------------------------------
Address

LOUISE, MS                            Date of Note     Date Due     Term Days
---------------------------------
City            State                DEC. 24, 1996    ON DEMAND  DUE ON DEMAND

39097
-------------------
Zip Code

ON DEMAND after date, the undersigned (joint and severally, if more than one) hereinafter called make, promises to pay to DEPOSIT GUARANTY NATIONAL BANK, Jackson, Mississippi, or order, payable at Main Office or any Branch NINE HUNDRED THOUSAND AND 00/100 Dollars with interest thereon from date until paid at the per annum rate of: *_______

*DGNB prime rate floating in effect from time to time, except that the rate will not be greater than the maximum rate permitted by law.
The rate will change if and when prime rate changes. Maker waives notice of any rate adjustment.

Interest on this note shall be calculated on the basis of a year of 360 days and the actual number of days elapsed.

Accrued interest on this note is payable monthly beginning Jan. 31, 1997 and on the LAST day of each succeeding month with any remaining accrued interest due and payable at maturity together with the outstanding principal balance hereon. Failure to pay any installment as and when due shall, at the option of the holder mature the entire indebtedness.

In the event any installment payment of principal and/or interest is more than fifteen (15) days past due, Maker promises to pay a late payment charge of $5.00 or four (4%) percent of the amount of the delinquency, whichever is greater. On loans of $100,000.00 or less having a stated maturity of five years or less, the late payment charge shall not exceed $50.00.

At its option, and at one or more times, Bank may, but shall have no obligation to, debit any deposit account of any Obligor with Bank for all or any part of any sums then due and payable to Bank hereunder.

**Or the aggregate unpaid amount of all borrowings (herein sometimes called Advances) made by the Bank hereunder.

It is understood by the parties hereto that the undersigned may borrow, repay and reborrow hereunder prior to demand, provided that the aggregate unpaid principal amount of such borrowings does not exceed the amount as set forth herein.



Maker has Pledged to Bank as collateral for payment of this and any and all other liabilities, direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising (all hereafter called "obligation"), the following property listed below, hereinafter called
Collateral:

SECURITY AGREEMENT DATED 12/24/96 AND FINANCING STATEMENTS FILED COVERING ALL CATFISH FARM EQUIPMENT AND FARM MACHINERY OF EVERY DESCRIPTION OWNED BY DEBTOR AND USED IN HIS CATFISH PRODUCTION; ALL INVENTORY OF CATFISH OWNED BY DEBTOR AND ALL ACCOUNTS, CONTRACT RIGHTS AND CHATTEL PAPER ARISING FROM THE SALE OF CATFISH INVENTORY AND ALL SUCH PROPERTY HEREAFTER ACQUIRED
BY DEBTOR.
ALSO A DEED OF TRUST DATED 06/28/93 AND MODIFIED BY MODIFICATION DEED OF TRUST ON 11/11/96 AND 12/24/96 COVERING 1,740 ACRES OF LAND LOCATED IN SECTIONS 4, 5, 8, 9, AND 17, TOWNSHIP 13 NORTH, RANGE 3 WEST, IN HUMPHREYS COUNTY, MISSISSIPPI.

**THIS COLLATERAL ALSO SECURED NOTE NO. 0638306.





Name of Borrower:  FARM FISH, INC.

Borrower Number 3366127                         Note Number: 0638308

Any pledge or transferee of this note and the Collateral shall have all rights of Bank hereunder and Bank shall thereafter be relieved from any liability with respect to any Collateral so pledged or delivered.

Maker will at all times keep the collateral issued at all times against all insured hazards in amounts equal to the full cash value of the collateral.
Such insurance shall be with insurance carriers which are qualified to do business in Mississippi and in good standing with the Mississippi Department of Insurance, and shall provide for payment of all losses thereunder to Bank as its interest may appear, and, if required, Maker will deposit the policies of insurance with Bank. Any money received by Bank under said policies may be applied to the payment of the indebtedness secured hereby with such payment applied first to interest, then to principal and any other charges, whether or not due and payable, or at Bank's option, may be delivered by Bank to Maker for the purpose of repairing or restoring the collateral. Maker hereby assigns to Bank all rights to receive proceeds of insurance not exceeding the amount of Maker's indebtedness to bank, direct any insurer to pay all proceeds directly to Bank, and appoints Bank as its attorney-in-fact to endorse any draft or check payable to Maker in order to collect the benefit of any such insurance. Prior to the expiration or cancellation date of Maker's insurance policy on the collateral, Maker shall provide Bank with a renewal or replacement policy having an effective date the same as the expiration or cancellation date on Maker's prior policy and meeting the same requirements as stated hereinabove.

If Maker fails to keep the collateral insured as required by Bank, such failure shall be a default under the terms and conditions of this note. In addition, Bank may, at its option, and in addition to any other rights and remedies the Bank may have under this note or any other agreement with Maker, purchase insurance at Maker's expense to protect Bank's interest continuously retroactive to the date of expiration or cancellation of Maker's policy for Maker's failure to keep the collateral insured. If Bank chooses to purchase insurance upon Maker's failure to keep the collateral insured, Bank will notify Maker about the types and amounts of the coverages at the time Bank purchases such insurance. In addition, the insurance that the Bank purchases likely will not provide all of the insurance coverage which Maker might normally obtain on its own, such as liability coverage or coverages for any equity which Maker may have in the collateral. Also, the deductibles may not be the same as the deductibles contained in a policy which Maker might normally obtain on its own.

The insurance the Bank purchases likely will not be purchased through the same carrier and/or agent from which Maker might have previously purchased insurance on the collateral, and in most cases, the cost of the insurance will be significantly higher than the insurance which Maker might obtain at its own.
If Bank pays for insurance, such payment shall be secured by the collateral, and shall bear interest at the ANNUAL PERCENTAGE RATE set forth in Maker's
Note and/or Loan Agreement. Maker agrees to reimburse Bank on demand for such payment, plus accrued interest, or otherwise to pay said sums in any manner of installments required by Bank. Maker authorizes Bank to forward any information which Bank deems necessary to third parties performing services incidental to Bank's rights and duties under this Note and any Security Agreement with Maker, including but not limited to, insurance monitoring and placement services.

Even if Bank purchases insurance on the collateral as set out hereinabove, Maker has the right to purchase the required insurance form an agent or company of Maker's choice at any time and provide the insurance policy to Bank. Upon receipt of such policy, Bank will have the insurance cancelled for any period during which Maker has the required insurance in force and any refund will be made to Maker's account.

Maker shall take all necessary steps to preserve rights against prior parties to instruments or chattel paper constituting Collateral and shall be responsible generally for its preservation. If the Collateral shall at any time become unsatisfactory to Bank, Maker shall within twenty-four hours after demand, pledge as part of the Collateral additional property which is satisfactory to bank.

Upon the happening of any of the following events, each of which shall constitute a default hereunder, all liabilities of each Maker to Bank shall become immediately due and payable at the option of Bank: (1) failure of any Obligor (which shall include each maker, endorser, surety and guarantor of this note) to perform any agreement hereunder or pay any obligation secured hereby when due, including without limitation, failure to obtain or maintain any required insurance on the collateral pledged to secured this note; (2) death of any Obligor; (3) filing of any petition in bankruptcy by against any Obligor;
(4) application for appointment of a receiver for, making of a general assignment for the benefit of creditors by, or insolvency of any Obligor, or
(5) determination by any officer of Bank that a material adverse change has occurred in the financial condition of any Obligor. Upon occurrence of any such event or at any time thereafter, Bank shall have the remedies of a secured party under Uniform Commercial Code of Mississippi. Any notice of sale or other intended disposition of the Collateral sent to Maker at least five days prior to such action shall constitute reasonable notice to Maker. Bank may waive any default before or after the same has been declared without impairing its rights to declare a subsequent default hereunder, this right being a continuing one.

In addition, if Maker is in default under this Note, and Maker has purchased credit life insurance and/or credit disability insurance in connection with this Note, then Bank may, at its option, and notwithstanding the terms of this policy(ies) and/or certificate(s) governing such insurance, cancel such insurance and credit any unearned premium(s) to your outstanding balance under this Note.

Any renewals, extensions and/or modifications of this Note may not extend the expiration date of the credit life insurance and/or the credit disability insurance written in connection with this Note. You should refer to your credit life/credit disability policy and/or certificate to determine the expiration date of such insurance.

This note, or any renewal thereof, may be extended without notice and without affecting the liability of any Obligor or any Collateral. The Bank may at its discretion surrender any Collateral without affecting the liability of any Obligor.

Bank is hereby given a lien upon and a security interest in any moneys or property, including any deposits, at any time in possession of Bank belonging to each Obligor, all of which shall be treated as security for payment of this note. Bank may, at its option in event of default, set off such moneys, property or deposits against this note or any other obligation of Maker.




Name of Borrower:  FARM FISH, INC.

Borrower Number 3366127                         Note Number: 0638308



All Obligors waive protest of this note. If this note is not paid when due, all Obligors agree to pay all costs and expenses of collection, including reasonable attorney's fees and legal expenses, all of which are secured by the Collateral. Bank shall in no event be liable to any party hereto for failure to collect this note, in whole or in part.

Any demand upon or notice to Maker shall be sufficiently served for all purposes if personally delivered or placed in the mail addressed to the address shown below or such other address as may be shown on the Bank's records.

In the event that interest on this note is less than $10.00, Maker agrees to pay a charge of $10.00 in lieu of interest.



NOTICE TO COSIGNER

(1) You are being asked to guarantee this debt. Think carefully before you do. If the maker (borrower) does not pay the debt, you will have to. Be sure you can afford to pay if you have to, and that you want to accept this responsibility.

(2) You may have to pay up to the full amount of the debt if the maker (borrower) does not pay. You may also have to pay late fees or collection costs, which increase this amount.

(3) The Bank can collect this debt from you without first trying to collect from the maker (borrower). The Bank can use the same collection methods against you that can be used against the maker (borrower), such as suing you, garnishing your wages, etc. If this debt is ever in default, that fact may become a part of your credit record.

(4) This notice is not the contract that makes you liable for the debt.



                                       						      FARM FISH, INC.

Primary SSN   Endorser or CoSigner No.      By: /S/ THOMAS R. SLOUGH, JR.
64-0532896                                 THOMAS R. SLOUGH, JR., PRESIDENT


                                  				      ________________________________

                                 					      ________________________________

                                 					      ________________________________

                                 					      ________________________________

                                 					      ________________________________

                                 					      ________________________________

                                 					      ________________________________

                                 					      ________________________________




             		     Approved by            New or Renewal

	          	 Initials           Number
		            SAH/BJS            413             R