Form 10QSB
period 1997-03-31
FARM FISH INC
filed 1997-05-14
CIK 34551

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

CLASS OUTSTANDING AS OF MARCH 31, 1997           2,688,605 SHARES
Common Stock, No Par Value                        Number of Shares


























                                   FARM FISH, INC.

                                       INDEX


                                                                     PAGE

    PART I    FINANCIAL INFORMATION

              Consolidated Condensed Balance Sheets
                 March 31, 1997 and December 31, 1996                  1

              Consolidated Condensed Statements of Operations
                 Three Months Ended March 31, 1997 and 1996            2

              Consolidated Condensed Statements of Cash Flows
                 Three Months Ended March 31, 1997 and 1996            3

              Notes to Consolidated Condensed Financial
                 Statements                                            4

              Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  5,6

    PART II   OTHER INFORMATION                                        7

              EXHIBIT 27                                               8

                       PART I    FINANCIAL INFORMATION

                               FARM FISH, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1997

                                                 MARCH 31,        DEC. 31,
                                                   1997             1996
                                               _____________________________
                                               (UNAUDITED)         (*NOTE)
                                    ASSETS
CURRENT ASSETS
   Cash                                          $   37,403       $   87,687
   Accounts Receivable                              301,752          174,230
   Inventories - Note 2                           4,254,924        4,656,796
   Prepaid Expenses                                   7,523                0
                                                 ----------       ----------
   Total Current Assets                           4,601,242        4,918,713
PROPERTY, PONDS, AND EQUIPMENT - NET              2,215,484        2,276,003

OTHER ASSETS                                        327,387          308,662
                                                -----------       ----------
TOTAL ASSETS                                     $7,144,113       $7,503,378
                                                 ==========       ==========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts Payable                              $    2,205       $    2,179
   Advances Payable to Shareholder &
      Current Maturities                          2,122,062        2,175,171
   Other Accrued Expenses and Payable               481,912          902,123
                                                 ----------        ---------
   TOTAL CURRENT LIABILITIES                      2,606,179        3,079,473

LONG TERM DEBT, Less Current Maturities             270,000          270,000
DEFERRED INCOME TAXES                               123,000          129,000

STOCKHOLDER'S EQUITY
 Common Stock - without par value, authorized
 5,000,000 shares, subscribed and issued 2,688,605
 shares at stated value at September 30, 1997 and
 2,688,605 shares at December 31, 1996            4,424,336        4,424,336

Additional Paid-In Capital                          475,776          475,776
Retained Earnings (Deficit)                        (755,178)        (875,207)
                                                  ---------        ---------
TOTAL STOCKHOLDER'S EQUITY                        4,144,934        4,024,905
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $7,144,113       $7,503,378
                                                 ==========       ==========




*See accompanying notes to consolidated condensed financial statements.

                                 FARM FISH, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                 FOR THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                   ________________________
                                                      1997          1996

NET SALES                                          $  960,638     $ 952,936
OTHER INCOME                                           87,693        94,104
                                                    ---------      --------
                                                    1,048,331     1,047,040

COST AND EXPENSES
   Cost of Sales                                      783,253       595,450
   Selling, General, and
      Administrative Expenses                           51,701        45,775
   Interest                                            19,782        14,565
                                                    ---------     ---------
   Total Cost and Expense                            854,736       655,790

INCOME BEFORE INCOME TAXES                            193,595       391,250

INCOME TAX EXPENSE                                     73,566       147,232
                                                    ---------     ---------
NET INCOME                                         $  120,029    $  244,018
                                                    =========     =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
 (Primary & assuming
    full Dilution)                                   2,638,605     2,638,605
                                                    =========     =========

NET INCOME PER SHARE                                $     0.05    $     0.09
                                                    =========     =========

















See accompanying notes to consolidated condensed financial statements

                                 FARM FISH, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                 FOR THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                   __________________________
                                                     1997              1996


NET CASH PROVIDED BY OPERATING ACTIVITIES          $  524,431      $  276,620

INVESTING ACTIVITIES
   Purchase of Equipment                              (10,094)         (9,754)
   Decrease (Increase) in Other Assets                      0          (4,585)
                                                     --------        --------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES      (10,094)        (14,339)



FINANCING ACTIVITIES
   Proceeds from Borrowing                                  0               0
   Principal Payments on Borrowing                   (505,000)       (200,000)
   Advances from Shareholders                               0          13,248
   Payments on Shareholders Advances                  (53,109)              0
                                                     --------        --------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES      175,000        (186,752)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (43,772)         75,529

Cash and Cash Equivalents at Beginning of Period       80,815          22,231
                                                     --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  37,043      $   97,760
                                                     ========       =========

















See accompanying notes to consolidated condensed financial statements

                                 FARM FISH, INC.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




NOTE 1:          BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for year ended December 31, 1996.

NOTE 2:          INVENTORIES

The components of inventory consist of the following:


                                          MARCH 31,         DEC. 31,
                                           1997               1996
                                        _____________________________

Live Fish                               $4,232,094        $4,635,380

Feed and Supplies                           22,830            21,416
                                         ---------        ----------
TOTAL INVENTORY                         $4,254,924        $4,656,796
                                        ==========        ==========

NOTE 3:          INCOME TAXES

The effective income tax rate for the quarter ended March 31, 1997 and March 31, 1996 differ from the statutory federal income tax rate due to state income tax.

                                 FARM FISH, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying statements of income.

OPERATING INCOME

     During the three month period ended March 31, 1997, Farm Fish, Inc. made a profit before taxes of $193,595 compared to $391,250 profit for the same period in 1996. This decrease in profit for the current quarter of $198,000 was due to lower margin on sales with increased production costs.

     The price of live fish sold for the quarter averaged $.73 per pound compared to $.70 per pound for the same quarter in 1996. No finger-lings sales were made for the first quarters of 1996 or 1997.

     Cost of sales was 83.0% of sales for the current quarter compared to 62.0% of sales for the first quarter of 1996. The average production cost of fish for the first quarter this year was $.55 per pound compared to $.49 average production cost per pound for the same quarter last year. Increase production costs were due to higher feed costs for the past 12

     The company had other income (dividends from feed cooperative) of $81,000 for the current quarter while other income for the first quarter of last year was $79,000.

                                FARM FISH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  Continued


LIQUIDITY

     As of March 31, 1997 current assets exceeded current liabilities by $1,995,063 compared to $1,287,238 for the same period ended March 31, 1996. Most of the change was a net increase in inventories of $694000.

     Delta Industries, Inc. made no payments for the company during the three month period this year or for the same period in 1996.

     Farm Fish, Inc. had an unused line of credit of $500,000 with a local bank as of March 31, 1997 compared to $600,000 unused as of March 31, 1996. The local bank has agreed to increase current line of credit if needed. In addition to this line of credit and internally generated funds, the company would rely on Delta Industries, Inc. to supply additional working capital if needed.
     The company secured its long-term debt in June 1993, in the amount of $870,000 with a different bank at a lower rate. Interest on this note is payable quarterly beginning September 30, 1993 with the annual principal payments of $100,000 due April 30 of each year and final payment due April 30, 1999. Balance of long-term debt was $270,000 as of March 31, 1997.


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

     There were no stockholder's meeting held during the quarter ended March 31, 1997.


ITEM 6  - EXHIBIT AND REPORT ON FORM 8-k

     Exhibit 27 - Financial Data Schedule - (Page 8 Attached)

     There was no report on Form 8-K for the quarter ended March 31, 1997.


                                   SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FARM FISH, INC.
                                               --------------------
                                                   (Registrant)


   May 13, 1997
--------------------                        -----------------------------
       Date                                     C. E. Horne, Secretary
                                             and Chief Financial Officer