Form 10QSB
period 1997-06-30
FARM FISH INC
filed 1997-08-14
CIK 34551

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.   20001

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE  30, 1997                 COMMISSION FILE NUMBER 07320

                                FARM FISH, INC.
A MISSISSIPPI CORPORATION                            E. I. NUMBER 64-0474591

                            Post Office Box 23109
                       Jackson, Mississippi   39225-3109

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

CLASS OUTSTANDING AS OF JUNE 30, 1997            2,688,605 SHARES
Common Stock, No Par Value                        Number of Shares













                                   FARM FISH, INC.

                                       INDEX


                                                                          PAGE

    PART I    FINANCIAL INFORMATION

              Consolidated Condensed Balance Sheets
                 June  30, 1997   and  December 31, 1996                    1

              Consolidated Condensed Statements of Operations
                 Three Months Ended June 30, 1997 and 1996                  2

              Consolidated Condensed Statements of Cash Flows
                 Three Months Ended June  30, 1997 and 1996                 3

               Notes to Consolidated Condensed Financial
                 Statements                                                 4

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      5,6

    PART II   OTHER INFORMATION                                             7

              EXHIBIT 27                                                    8

                       PART I    FINANCIAL INFORMATION

                               FARM FISH, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


                                                  JUNE 30,        DEC. 31,
                                                   1997             1996
                                               _____________________________
                                               (UNAUDITED)         (*NOTE)
                                    ASSETS
CURRENT ASSETS
   Cash                                          $   22,882       $   87,687
   Accounts Receivable                              189,292          174,230
   Inventories - Note 2                           4,522,843        4,656,796
   Prepaid Expenses                                   7,523                0
                                                 ----------       ----------
   Total Current Assets                           4,742,540        4,918,713
PROPERTY, PONDS, AND EQUIPMENT - NET              2,165,834        2,276,003

OTHER ASSETS                                        390,290          308,662
                                                -----------       ----------
TOTAL ASSETS                                     $7,298,664       $7,503,378
                                                 ==========       ==========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts Payable                              $   35,050       $    2,179
   Advances Payable to Shareholder &
      Current Maturities                          2,601,156        2,175,171
   Other Accrued Expenses and Payable               346,003          902,123
                                                 ----------        ---------
   TOTAL CURRENT LIABILITIES                      2,982,209        3,079,473

LONG TERM DEBT, Less Current Maturities             123,000          270,000
DEFERRED INCOME TAXES                               123,000          129,000

STOCKHOLDER'S EQUITY
 Common Stock - without par value, authorized
 5,000,000 shares, subscribed and issued 2,688,605
 shares at stated value  at  June  30,  1997  and
 2,688,605 shares at December 31, 1996            4,424,336        4,424,336

Additional Paid-In Capital                          475,776          475,776
Retained Earnings (Deficit)                        (706,657)        (875,207)
                                                  ---------        ---------
TOTAL STOCKHOLDER'S EQUITY                        4,193,455        4,024,905
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $7,298,664       $7,503,378
                                                 ==========       ==========




*See accompanying notes to consolidated condensed financial statements.

                                 FARM FISH, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                 FOR THREE MONTHS ENDED JUNE  30, 1997 AND 1996.

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30                JUNE 30
                                _______________________     ____________________
                                1997          1996             1997      1996

NET SALES                    $ 898,835     $899,596  $1,880,921     $1,859,939


COST AND EXPENSES
   Cost of Sales                737,605    604,063    1,454,613      1,112,816
   Selling, General, and
      Administrative Expenses    62,791     47,604      114,492         93,379
   Interest                       9,331      8,663       29,113         23,228
                              ---------  ---------  -----------    -----------
   Total Cost and Expense       809,727    660,330    1,598,218      1,229,423

INCOME BEFORE INCOME TAXES       89,108    239,266      282,703        630,516

INCOME TAX EXPENSE               33,862     90,921      107,428        241,952
                              ---------  ---------    ----------    ----------
NET INCOME                    $  55,246  $ 148,345      $175,275      $388,564
                              =========  =========       =======       =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
 (Primary & assuming
    full Dilution)            2,688,605  2,688,605     2,688,605     2,688,605
                              =========  =========      ========     =========

NET INCOME PER SHARE         $     0.02  $    0.06     $    0.07     $    0.14
                              =========   =========    =========      ========



See accompanying notes to consolidated condensed financial statements.

                                 FARM FISH, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                 FOR THREE MONTHS ENDED JUNE 30 , 1997 AND 1996


                                                         SIX  MONTHS ENDED
                                                             JUNE 30,
                                                   __________________________
                                                     1997              1996


NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 523,140      $ 369,812

INVESTING ACTIVITIES
   Purchase of Equipment                             (35,058)         (31,840)
                                                   ----------     --------------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES     (35,058)         (31,840)



FINANCING ACTIVITIES
   Principal Payments on Borrowing                   (505,000)       (300,000)
   Advances from Shareholders                               0          23,148
   Payments on Shareholders Advances                  (41,015)              0
                                                     --------        --------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES     (546,015)       (276,816)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (57,933)         61,156

Cash and Cash Equivalents at Beginning of Period       80,815          22,231
                                                     --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 22,882      $   83,387
                                                     ========       =========

















See accompanying notes to consolidated condensed financial statements.

                                 FARM FISH, INC.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




NOTE 1:          BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for year ended December 31, 1996.

NOTE 2:          INVENTORIES

The components of inventory consist of the following:


                                           JUNE  30,         DEC. 31,
                                           1997               1996
                                        _____________________________

Live Fish                               $4,501,427        $4,635,380

Feed and Supplies                           21,416            21,416
                                         ---------        ----------
TOTAL INVENTORY                         $4,522,843        $4,656,796
                                        ==========        ==========

NOTE 3:          INCOME TAXES

The effective income tax rate for the quarter ended June 30, 1997 and June 30, 1996 differ from the statutory federal income tax rate due to state income tax.

                                 FARM FISH, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying statements of income.

OPERATING INCOME

SIX MONTH ENDED JUNE 30, 1997 COMPARED TO SIX MONTH ENDED JUNE 30,1996

  Net sales for the six months ended June 30, 1997 increased by $20,982 or 1% from 1996. The number of food fish pounds sold during the period increased by 185,647 or 8%. The average selling price of food fish decreased by $.05 per pound accounting for the decrease in profits of $125,395 from the sale of food fish. The decrease was manifest throughout the industry resulting from weaker demand for food fish.

  Cost of product sold for six months ending June 30, 1997, increased by $.09 per pound compared to the same period of 1996. This 17% increase was due to an increase of inventory valuation of $.04 per pound that occurred principally during the last half of the fiscal 1996 year due to increased feed prices. Catfish feed represents the single most significant component of Farm Fish's cost of product.

General and administrative expenses for the period increased by $21,113. This increase was due principally to increased cost in professional fees.

Interest expense, increased by $5,885 due to an increase in average borrowings.

As a result of the above, net income decreased by $213,289 to $175,275.

THREE MONTHS ENDED JUNE 30,1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Net sales for the months ended June 30, 1997 decreased by $761 from 1996. The number of pounds of food fish sold during the period increased by 76,467 pounds or 7%. The average selling price of food fish during this period decreased by $.05 per pound.

    Cost of sales increased from 1996 by $133,542 or 22% due to increased
inventory valuation.   General and administration expenses increased over 1996
by $15,187 or 32%. Legal and professional fees were significant portions of this increase.



                                       -6-
                            FARM FISH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  Continued


LIQUIDITY

As of June 30, 1997 current assets exceeded current liabilities by $1,760,331 compared to $1,413,854 for the same period ended June 30, 1996. The most significant component of the change was an increase in inventories of $540,000.

Delta Industries, Inc. made no payments for the company during the six-month period ending June 30, 1997, or for the same period in 1996.

The Company obtained a new line of credit note on May 2, 1997, with a local bank for $2,000,000 guaranteed by Delta Industries, Inc. at a lower rate of interest than the company's existing line of credit. This line is renewable annually. Farm Fish, Inc. had $1,530,000 available to borrow under its line of credit as of June 30, 1997. In addition to this line of credit and internally generated funds, the Company would rely on Delta Industries, Inc. to supply additional working capital if needed.

GENERAL

    FAS 121 was adopted as of January 1, 1996 with no impact on the Company's financial position or operations.












                                     - 7  -

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


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders' for Farm Fish, Inc. was held
     May 27, 1997, with the election of T. L. Reed, III, Thomas R. Slough, Jr., Leland R. Speed, and W. D. Mounger as directors. The annual report for 1996 and all actions of the officer and directors of the corporation were adopted and approved.


ITEM 6  - EXHIBIT AND REPORT ON FORM 8-k

     Exhibit 27 - Financial Data Schedule - (Page 8 Attached)

     There was no report on Form 8-K for the quarter ended June 30, 1997.


                                   SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FARM FISH, INC.
                                               --------------------
                                                   (Registrant)


   August 14, 1997
--------------------                        -----------------------------
       Date                                    C. E. Horne, Secretary
                                            and Chief Financial Officer