Form 10QSB
period 1997-09-30
FARM FISH INC
filed 1997-11-17
CIK 34551

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.   20001

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30,1997  COMMISSION FILE NUMBER 07320

                                FARM FISH, INC.
A MISSISSIPPI CORPORATION                E. I. NUMBER 64-0532896

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













                                FARM FISH, INC.

                                       INDEX


                                         PAGE

    PART I    FINANCIAL INFORMATION

              Consolidated Condensed Balance Sheets
                 Sept.  30, 1997   and  December 31, 1996      1

              Consolidated Condensed Statements of Operations
                 Three Months and Nine Months Ended
                  Sept. 30, 1997 and 1996                     2

              Consolidated Condensed Statements of Cash Flows
                 Nine Months Ended Sept  30, 1997 and 1996    3

               Notes to Consolidated Condensed Financial
                 Statements                                   4

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations         5,6

    PART II   OTHER INFORMATION                                7

              EXHIBIT 27                                       8

                       PART I    FINANCIAL INFORMATION

                               FARM FISH, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                SEPT. 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                    SEPT 30,   DEC  1,
                                      1997      1996
                                _________________________
                                   (UNAUDITED)   (*NOTE)
                                           ASSETS
CURRENT ASSETS
   Cash                                   $  43,356   $ 87,687
   Accounts Receivable                   143,531        174,230
   Inventories - Note 2                   5,177,185    4,656,796
   Prepaid Expenses                          7,523       0
                                     ----------       ----------

 Total Current Assets                  5,371,595    4,918,713
PROPERTY, PONDS, AND EQUIPMENT - NET     2,111,661    2,276,003

OTHER ASSETS                           500,891          308,662
                                    -----------       ----------
TOTAL ASSETS                       $7,984,147       $7,503,378
                                     ==========       ==========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts Payable                  $ 100,178        $  2,179
   Advances Payable to Shareholder &
     Current Maturities               3,230,527        2,175,171
   Other Accrued Expenses and Payable   314,234          902,123
                                     ----------        ---------
   TOTAL CURRENT LIABILITIES         3,644,939        3,079,473

LONG TERM DEBT, Less Current Maturities                 270,000
DEFERRED INCOME TAXES                  123,000          129,000

STOCKHOLDER'S EQUITY
 Common Stock - without par value, authorized 5,000,000 shares, subscribed and issued 2,688,605 shares at stated value at
Sept 30,1997 and 2,688,605 shares at December 31, 1996
                                  4,424,336        4,424,336

Additional Paid-In Capital            475,776    475,776
Retained Earnings (Deficit)          (683,904)  (875,207)
                                   ---------       ---------
TOTAL STOCKHOLDER'S EQUITY         4,216,208       4,024,905
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
                                     $7,985,147    $7,503,378
                                  ==========       ==========


*See accompanying notes to consolidated condensed financial statements.

                                 FARM FISH, INC.
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
        FOR THREE AND NINE  MONTHS ENDED SEPT  30, 1997 AND 1996.

                       THREE  MONTHS ENDED    NINE MONTHS ENDED
                             SEPT  30              SEPT 30
                     _______________________ ____________________
                    1997          1996             1997      1996

NET SALES          $ 681,052  $785,937  $2,570,522  $2,656,691


COST AND EXPENSES
   Cost of Sales     596,603   599,466     2,059,765  1,723,097
   Selling, General, and
      Administrative Expenses 48,888   63,875   163,380   138,533
   Interest          12,808      17,834     41,921      38,076
                    --------   ----------  ---------   ---------
   Total Cost and Expense  658,299 659,468  2,265,066 1,899,706

INCOME BEFORE INCOME TAXES   0  126,469   305,456     756,985

INCOME TAX EXPENSE           0   45,703   107,428     287,655
                 --------   ---------  ----------    ----------
NET INCOME    $ 22,753    $ 80,766    $198,028     $469,330
              =========   =========    =======    =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
 (Primary & assuming
    full Dilution) 2,688,605  2,688,605  2,688,605  2,688,605
                   =======    =========   ========    =========

NET INCOME PER SHARE   $  0.01    $ 0.03     $   0.07    $   0.17
                      =========  =========   =========   ========



*See accompanying notes to consolidated condensed financial statements.

                                 FARM FISH, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                 FOR NINE MONTHS ENDED SEPT 30 , 1997 AND 1996


                                              NINE  MONTHS ENDED
                                                    SEPT 30,
                                        _________________________
                                           1997              1996


NET CASH PROVIDED BY OPERATING ACTIVITIES $ 52,407       $(1,559)

INVESTING ACTIVITIES
   Purchase of Equipment                  (22,441)     (200,002)
   Decrease (Increase) in Other Assets                   33,120
                                          ---------   ----------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES 29,966 (166,882)





FINANCING ACTIVITIES
    Proceeds from Borrowing               405,934        475,000
    Principal Payments on Borrowing      (505,000)      (300,000)
    Advances from Shareholders             31,641              0
    Payments on Shareholders Advances     (41,015)             0
                                         --------        --------
NET CASH PROVIDED(USED)IN FINANCING ACTIVITIES  (67,425)  175,000


INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS  (37,459)    6,559

Cash and Cash Equivalents at Beginning of Period  80,815   22,231
                                                  ------ --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $ 43,356     $28,790
                                             ========   =========

















*See accompanying notes to consolidated condensed financial statements.

                                 FARM FISH, INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




NOTE 1:          BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended Sept. 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for year ended December 31, 1996.

NOTE 2:          INVENTORIES

The components of inventory consist of the following:

                              SEPT.  30,         DEC. 31,
                                1997               1996
                             _____________________________

Live Fish                         $5,156,355        $4,635,380

Feed and Supplies                     20,830            21,416
                                    ---------        ----------
TOTAL INVENTORY                     $5,177,185        $4,656,796
                                    ==========        ==========

NOTE 3:

        For the Three Months period for 1997 and 1996, the company recorded $40,381 and $102,008, respectively, at operating losses from Delta Pride and for the Nine Months period in 1997 and 1996, recorded $116,403 and $115,163, respectively, of operating loses from Delta Pride, which are included in other costs and expenses in Accompanying Consolidated Condensed Statement of Operations. Other income in the Three Months period for 1997 and 1996 of $1,141 and $1,794, respectively, and for the Nine Months period in 1997 and 1996 of $90,830 and $104,639, respectively are included in other costs and expenses of the Accompanying Consolidated Condensed Statement of Operations.


NOTE 4:     INCOME TAXES

The effective income tax rate for the quarter ended Sept. 30, 1997 and Sept. 30, 1996 differ from the statutory federal income tax rate due to state income tax.

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



                                       -6-
                            FARM FISH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  Continued


LIQUIDITY

          As of September 30, 1997 current assets exceeded current liabilities by $1,727,000 compared to $2,031,000 for the same period ended Sept 30, 1996. The most significant component of the change was an increase in inventories of $389,000 and an increase in current liabilities of $610,000 on line of credit advances.

     Delta Industries, Inc. made no payments for the company during the nine-month period ending Sept. 30, 1997, or for the same period in 1996.

     The Company obtained a new line of credit note on May 2, 1997, with a local bank for $2,000,000 guaranteed by Delta Industries, Inc. at a lower rate of interest than the company's existing line of credit. This line is renewable annually. Farm Fish, Inc. had $913,000 available to borrow under its line of credit as of Sept. 30, 1997. In addition to this line of credit and internally generated funds, the Company would rely on Delta Industries, Inc. to supply additional working capital if needed.

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

     There were no stockholder's meetings held during the quarter ended September 30, 1997.


ITEM 6  - EXHIBIT AND REPORT ON FORM 8-K

     Exhibit 27 - Financial Data Schedule - (Page 8 Attached)

     There was no report on Form 8-K for the quarter ended September 30, 1997.



                             SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FARM FISH, INC.
                                             --------------------
                                                   (Registrant)


   November 14, 1997
  --------------------                 -------------------------
       Date                            C. E. Horne, Secretary
                                       and Chief Financial Officer