Form 10KSB40
period 1997-12-31
FARM FISH INC
filed 1998-03-31
CIK 34551

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-KSB



Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1997      Commission file number 0-7320



                                FARM FISH, INC.
 -----------------------------------------------------------------------------
                (Name of small business issuer in its charter)



        MISSISSIPPI                                          64-0532896
-----------------------------                     ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                      Identification Number)


Post Office Box 23109
Jackson, MS                                                39225-3109
-----------------------------                     ----------------------------
(Address of principal executive offices)                     Zip Code


Registrant's telephone number, including area code  (601) 354-3801


        Securities Registered under Section 12(g) of the Exchange Act:



                              No-Par Common Stock
                       --------------------------------
                               (Title of Class)


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No
    ---          ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Revenues for the year ended December 31, 1997 were $3,231,053.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997 - Indeterminate*

(2,688,605 shares issued and outstanding as of December 31, 1997)


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement to be mailed to the shareholders of Registrant in connection with the Annual Meeting of Shareholders to be held on May 26, 1998 are incorporated by reference into Part III of this Form 10-KSB.

__________________________

  * For purposes of the response to this item only, Delta Industries, Inc. and all directors of the Registrant have been deemed affiliates of the Registrant.

  * The Registrant has been advised by two broker sources who have heretofore traded in the stock of the Registrant that there is insufficient basis for establishing a market value.


                              Page 1 of 30 Pages

                                FARM FISH, INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS



               Item                                        Page(s)

      PART I

  1.  Description of Business                                5-6

  2.  Description of Property                                 7

  3.  Legal Proceedings                                       7

  4.  Submission of Matters to
      a Vote of Security Holders                              7

      PART II

  5.  Market for Registrant's
      Common Stock and Related
      Stockholder Matters                                     8

  6.  Management's Discussion and
      Analysis of Financial Condition
      and Results of Operations                              9-10

  7.  Financial Statements                                  11-22

  8.  Changes In and Disagreements with
      Accountants on Accounting and
      Financial Disclosure                                    7

      PART III

  9.  Directors, Executive Officers,                 Incorporate by Reference
      Promoters and Control Persons; Compliance      Pursuant to General
      With Section 16(a) of the Exchange Act         Instruction E


                              Page 2 of 30 Pages

 10.  Executive Compensation                         Incorporated by Reference
                                                     Pursuant to General
                                                     Instruction E

 11.  Security Ownership of                          Incorporated by Reference
      Certain Beneficial                             Pursuant to General
      Owners and Management                          Instruction E

 12.  Certain Relationships                          Incorporated by Reference
      and Related Transactions                       Pursuant to General
                                                     Instruction E

 13.  Exhibits and Reports on Form 8-K               24


                              Page 3 of 30 Pages

                        THE OFFICERS OF FARM FISH, INC.



        Name                                        Office
        ----                                        -------
Leland R. Speed                        Chairman of the Board of Directors

Thomas R. Slough, Jr.                  President

David Robison                          Vice-President

Charles E. Horne                       Secretary-Treasurer


All officers are elected by the Board of Directors. The term of office is not fixed.

                       MEMBERS OF THE BOARD OF DIRECTORS


     Name                                      Principal Occupation
     ----                                      --------------------
W. D. Mounger                          President of Delta Royalty Company, Inc.,
                                       (engaged generally in the oil and gas
                                       business)

T. L. Reed, III                        Owner of Silver Creek Plantation (engaged
                                       in agri-business operations)

Thomas R. Slough, Jr.                  Vice-Chairman of Delta Industries, Inc.
                                       (engaged in marketing ready-mix concrete)

Leland R. Speed                        Engaged as an officer and/or director in
                                       various corporations, including EastGroup
                                       Properties and Parkway Properties, Inc.
                                       which are real estate investment trusts
                                       engaged in various real estate operations

The term of office for all directors will expire at the Annual Meeting scheduled for May 26, 1998.

                              Page 4 of 30 Pages

                            DESCRIPTION OF BUSINESS

                                    General
                                    -------

  Farm Fish, Inc., "Farm Fish" engages in the hatching and growing of catfish (generally referred to as "producing" catfish). Farm Fish was organized in 1972 as a Subchapter C corporation. The principal executive offices of Farm Fish are located at 100 W. Woodrow Wilson Drive, Jackson, Mississippi 39213, and its telephone number is (601) 354-3801.


                              The Catfish Industry
                              --------------------

  The catfish farming industry has grown rapidly since its inception in the late 1960's. In 1969, approximately 3.2 million pounds of catfish were sold to processing plants at an average sale price of approximately $0.37 per pound. In 1997, the number of pounds sold to catfish processors had increased to approximately 525 million pounds, at sale prices ranging from approximately $.69 to $.73 per pound during the year.

  Catfish farming is conducted primarily in Alabama, Arkansas, Louisiana and Mississippi, with Mississippi dominating the industry.


                             Farm Fish's Operations
                             ----------------------

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

  The newly hatched catfish, called "fry", are kept in the hatchery briefly and are then transported to a fingerling pond where they remain until they are four to six inches in length, at this stage the catfish are referred to as "fingerlings". Some of the fingerlings may be sold to other catfish farmers, but typically most are kept and used to stock the farm's production ponds. The catfish are fed until they reach marketable size (usually one to one-and-a-half pounds) and harvested with seines.

  The catfish are fed a commercially prepared feed consisting of soy bean meal, corn, wheat and fishmeal. The catfish are fed from approximately mid-March through the end of October each year. Little food is supplied to the catfish during the winter months.

  Farm Fish conducts its business at its catfish farm in Humphreys County, Mississippi. The farm consists of approximately 1,750 acres of land, of which approximately 1,375 water acres are devoted to mostly 20 acre ponds. The farm is a complete facility for producing "farm-raised" catfish, with brood ponds, a hatchery, fingerling ponds and production ponds.

                              Page 5 of 30 Pages

                            Processing and Marketing
                            ------------------------

  Farm Fish sold its processing operations in March 1986 and no longer engages in processing live fish or marketing processed products.

                             Significant Customers
                             ---------------------

  The Company's sales are to a limited number of catfish processors. In 1997 three processors represented 68%, 18%, and 8% of the Company's net sales. In 1996, the same three processors represented 61%, 23% and 11% of the Company's net sales. (See Note 1 to the Consolidated Financial Statements.)

                                  Competition
                                  -----------

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

                              Farm Fish Personnel
                              -------------------

  On December 31, 1997, Farm Fish employed approximately 21 employees, all of whom were engaged in duties related to its catfish farming operations.

                               Industry Segments
                               -----------------

  Farm Fish operates in only one industry segment, ("catfish production").

                               Regulatory Matters
                               ------------------

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

                              Page 6 of 30 Pages

                            DESCRIPTION OF PROPERTY

  Farm Fish owns nearly 1,750 acres of farmland in Humphreys County, Mississippi, near the town of Louise. Most of this land is devoted to the ponds, to the banks and levees, which surround and separate the ponds, and to various service and storage areas. Farm Fish has borrowings from a bank totaling $1,176,997 at December 31, 1997, which is an unsecured line of credit guaranteed by Delta Industries, Inc. ("Delta Industries"). See Note 4 to the Consolidated Financial Statements.

                                   Inventory
                                   ---------

  Farm Fish owns a substantial inventory of harvestable and growing fingerlings, and during the spring of the year owns a substantial inventory of spawn and fry. These catfish are located at the hatchery and in the fingerling and production ponds on the catfish farm in Humphreys County, Mississippi. The book value of the live fish inventory as of December 31, 1997 was $5,046,367.

                                   Brood Fish
                                   ----------

  Farm Fish also owns "brood" fish which are located in the brood fish ponds on the catfish farm in Humphreys County, Mississippi. The book value of the brood fish as of December 31, 1997 was $44,987.

                               Legal Proceedings

As of December 31, 1997, there were no material legal proceedings pending or threatened against Farm Fish.

              Submission of Matters to a Vote of Security Holders


  None.

                 Changes In and Disagreements with Accountants
                     on Accounting and Financial Disclosure


  None.

                              Page 7 of 30 Pages

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

                                   Dividends
                                   ---------

  No cash dividend has been paid by Farm Fish since May 1, 1982. Any payment of dividends in the future will depend upon Farm Fish's growth, profitability, available cash, financial condition and other factors that the Board of Directors deems relevant.

                              Page 8 of 30 Pages

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                Comparison of 1997 to 1996 Results of Operations
                ------------------------------------------------

  Net sales decreased by $36,837 or 1% from 1996. The decrease resulted from a 6.3% decrease in the sale price of catfish, offset by a 231,994 or 5.7% increase in pounds of catfish sold.

  Cost of product sold for 1997 increased $395,342 or 18% as compared to 1996. The increase is attributable to the 5.7% increase in pounds of catfish sold, offset by a slight decrease in catfish feed cost in 1997, and an increase in mortality due to more adverse winter weather conditions in 1997 compared to 1996. The average market price paid for catfish feed decreased 3% in 1997 from 1996. Catfish feed represents the single most significant component of Farms Fish's cost of product. The market price for catfish feed may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. From time to time, the Company establishes prices for a portion of its anticipated feed purchases through feed purchase agreements.

  Selling, general, and administrative expenses increased $15,333 or 12% from 1996. The increase was principally due to an increase in certain professional fees.

  Interest expense increased $15,741 or 32% due to a increase in average borrowings.

  The effective income tax rate was 24.1% in 1997 compared to 37.2% in 1996.
The effective tax rate was lower in 1997 compared to 1996 due to the utilization of $111,000 of separate return limitation year federal net operating loss carryforwards of the Company's wholly-owned subsidiary, DAT, Inc., in 1997.

  As the result of the above, net income decreased by $335,309 to $211,339 in 1997 from 1996.


                        Seasonality of Operating Results
                        --------------------------------

  In prior years, the revenues of Farm Fish have been seasonal and cyclical. Prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. However, in 1996 prices were consistent throughout the first three quarters of the year and decreased slightly during the fourth quarter, and in 1997 prices were consistent through the first two quarters of the year and decreased slightly in the last two quarters.

                              Page 9 of 30 Pages

                        Liquidity and Capital Resources
                        -------------------------------

  The Company had $823,003 available under a short-term line of credit with a bank at December 31, 1997 and had borrowings outstanding of $1,176,997. The borrowings under the line of credit bear interest at floating rates based upon LIBOR (7.53% at December 31, 1997), and are unsecured. The line of credit is guaranteed by Delta Industries, Inc. ("Delta Industries").

  Additional borrowings may be necessary to meet cash flow needs during the 1998 feeding season. Although there is no binding commitment from Delta Industries, Farm Fish expects Delta Industries to continue its prior policy with respect to assisting Farm Fish in financing its operations, in light of Delta Industries' ownership of eighty percent (80%) of Farm Fish's outstanding common stock. Delta Industries also has represented that it plans to seek repayment of the $2,169,856 owed to it by Farm Fish as of December 31, 1997 only as cash becomes available from operations.

  During 1997, Farm Fish purchased $158,195 of property, buildings and equipment principally with the proceeds from borrowings under the line of credit. Cash flows provided by operating activities was $179,068 in 1997 compared to $63,212 used in operating activities in 1996. The increase is due principally to decreased net income offset by a smaller increase in inventories in 1997 compared with 1996.

  At year end 1997, Farm Fish's ratio of current assets to current liabilities was 1.53 to 1 and the ratio of stockholders' equity to total liabilities was
1.17 to 1. At year end 1996, Farm Fish's ratio of current assets to current liabilities was 1.60 to 1 and the ratio of stockholders' equity to total liabilities was 1.16 to 1.

                                   Inflation
                                   ---------

  Farm Fish's operations are sensitive to changes in the cost of feed and the market price of live fish. As with other agricultural enterprises, these prices are responsive to the wide range of conditions generally affecting crop prices and food prices, and are not within Farm Fish's control.

                              Page 10 of 30 Pages

                                FARM FISH, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                    CONTENTS


Report of Independent Auditors........................... 12

Audited Consolidated Financial Statements

Consolidated Balance Sheets.............................. 13
Consolidated Statements of Income........................ 14
Consolidated Statements of Shareholders' Equity.......... 15
Consolidated Statements of Cash Flows.................... 16
Notes to Consolidated Financial Statements............... 17


                              Page 11 of 30 Pages

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Farm Fish, Inc.

We have audited the accompanying consolidated balance sheets of Farm Fish, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farm Fish, Inc. and subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                /s/Ernst & Young LLP



Jackson, Mississippi
March 2, 1998


                              Page 12 of 30 Pages

                                FARM FISH, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                             DECEMBER 31
                                                        1997            1996
                                                 ------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                         $   50,144        $   80,815
 Accounts receivable                                  207,264           174,230
 Advances to employees                                  6,260             6,872
 Inventories, principally live fish (Note 4)        5,067,783         4,656,796
 Prepaid expenses                                       5,220                --
                                                 ------------------------------
Total current assets                                5,336,671         4,918,713



Property, buildings and equipment (Note 4):
 Land                                                 738,259           738,259
 Ponds and improvements                             2,193,131         2,112,070
 Brood fish                                            44,987            44,987
 Buildings                                            316,040           316,040
 Machinery and equipment                            2,166,795         2,089,661
                                                 ------------------------------
                                                    5,459,212         5,301,017
 Accumulated depreciation                           3,289,677         3,025,014
                                                 ------------------------------
                                                    2,169,535         2,276,003

Other assets:
 Investments in cooperatives (Notes 3 and 4)          328,807           301,139
 Other noncurrent assets                                7,523             7,523
                                                 ------------------------------
                                                      336,330           308,662
                                                 ------------------------------
Total assets                                       $7,842,536        $7,503,378
                                                 ==============================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Note payable (Note 4)                             $1,176,997        $  705,000
 Accounts payable                                      11,428             2,179
 Accrued expenses                                     159,011            97,123
 Payable to shareholder (Note 2)                    2,132,856         2,175,171
 Current maturities of long-term debt                      --           100,000
                                                 ------------------------------
Total current liabilities                           3,480,292         3,079,473

Long-term debt, less current maturities (Note 4)           --           270,000
Deferred income taxes (Note 5)                        126,000           129,000

Shareholders' equity (Note 2):
Common stock, no par value:
  Authorized shares - 5,000,000
  Issued and outstanding shares - 2,688,605         4,424,336         4,424,336
 Additional paid-in capital                           475,776           475,776
 Retained earnings (deficit)                         (663,868)         (875,207)
                                                 ------------------------------
Total shareholders' equity                          4,236,244         4,024,905
                                                 ------------------------------
Total liabilities and shareholders' equity         $7,842,536        $7,503,378
                                                 ==============================

See accompanying notes.

                              Page 13 of 30 Pages

                                FARM FISH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                       YEAR ENDED DECEMBER 31
                                                         1997           1996
                                                      -------------------------
Net sales (Note 3)                                    $3,231,053    $3,267,890

Cost and expenses:
 Cost of products sold                                 2,582,174     2,186,832
 Selling, general and administrative                     148,507       133,174
 Interest                                                 64,809        49,068
 Other, net (Note 3)                                     156,965        27,976
                                                      -------------------------
                                                       2,952,455     2,397,050
                                                      -------------------------
Income before income taxes                               278,598       870,840
Income taxes (Note 5)                                     67,259       324,192
                                                      -------------------------
Net income                                            $  211,339    $  546,648
                                                      =========================
Net income per basic and diluted share                $      .08    $      .20
                                                      =========================
Weight average basic and diluted shares outstanding    2,688,605     2,688,605
                                                      =========================

See accompanying notes.


                              Page 14 of 30 Pages

                                FARM FISH, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                            Common Stock             Additional       Retained        Total
                              -----------------------------------      Paid-in        Earnings      Shareholders'
                                    Shares            Amount           Capital        (Deficit         Equity
                               --------------      -------------------------------------------------------------
Balance at January 1, 1996          2,688,605          $4,424,336      $475,776     $(1,421,855)      $3,478,257
 Net income for 1996                       --                  --            --         546,648          546,648
                              ---------------     --------------------------------------------------------------
Balance at December 31, 1996        2,688,605           4,424,336       475,776        (875,207)       4,024,905
 Net income for 1997                       --                  --            --         211,339          211,339
                              ---------------     --------------------------------------------------------------
Balance at December 31, 1997        2,688,605          $4,424,336      $475,776       $(663,868)      $4,236,244
                              ===============     ==============================================================

See accompanying notes.

                              Page 15 of 30 Pages

                                FARM FISH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         YEAR ENDED DECEMBER 31
                                                          1997           1996
                                                         ----------------------

OPERATING ACTIVITIES
Net income                                               $ 211,339   $ 546,648
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation                                             264,663     251,854
  Gain on sale of equipment                                     --      (6,480)
  Deferred income taxes (benefit)                           (3,000)      6,000
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable and
     advances to employees                                 (32,422)     29,397
   Increase in inventories                                (410,987)   (935,457)
   Net decrease in investments in cooperatives              83,558      74,584
   Increase in other assets                                 (5,220)     (5,891)
   Increase (decrease) in trade accounts payable and
     accrued expenses                                       71,137     (23,867)
                                                         ----------------------
Net cash provided by (used in) operating activities        179,068     (63,212)

INVESTING ACTIVITIES
Purchases of property, buildings and equipment            (158,195)   (349,466)
Proceeds from sales of equipment                                --       6,480
Purchases of cooperative stock                            (111,226)         --
                                                         ----------------------
Net cash used in investing activities                     (269,421)   (342,986)

FINANCING ACTIVITIES
Net increase in note payable to bank                       471,997     705,000
Principal payments on long-term borrowings                (370,000)   (300,000)
Net change in payable to shareholder                       (42,315)     59,782
                                                         ----------------------
Net cash provided by financing activities                   59,682     464,782
                                                         ----------------------
Increase (decrease) in cash and cash equivalents           (30,671)     58,584
Cash and cash equivalents at beginning of year              80,815      22,231
                                                         ----------------------
Cash and cash equivalents at end of year                 $  50,144   $  80,815
                                                         ======================

See accompanying notes.


                              Page 16 of 30 Pages

                                FARM FISH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997


1.  ACCOUNTING POLICIES

BUSINESS

Farm Fish, Inc. ("the Company") is engaged in catfish farming on approximately 1,375 water acres within the State of Mississippi. Catfish farming is conducted in a few southern states, principally Mississippi, Louisiana, Alabama and Arkansas. The Company's sales are to a limited number of processors. In 1997, three processors represented 68%, 18%, and 8% of the Company's net sales. In 1996, three processors represented 61%, 23% and 11% of the Company's net sales. Delta Pride Catfish, Inc. ("Delta Pride") is the Company's most significant customer. The Company's significant customers are located within the state of Mississippi. Processed catfish are sold principally to retail grocery stores, food brokers and restaurants.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DAT, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of average cost or market. Live fish inventories generally require a growing period of one to one and one-half years from the time the fingerlings are hatched until they reach a weight that fish are typically harvested. Cost associated with live fish are accumulated during the growing period and consist principally of feed, labor and overhead costs required to grow the live fish to a marketable size. Because the Company's production cycle for fish generally exceeds one year, management anticipates certain live fish inventories on hand at December 31, 1997 may not be sold in 1998. Live fish inventories are classified as a current asset in the accompanying balance sheets which is consistent with the industry practice.

                              Page 17 of 30 Pages

                                FARM FISH, INC.

1.  ACCOUNTING POLICIES (CONTINUED)

INVENTORIES (CONTINUED)

The quantities of live fish inventories are determined based upon estimated growth from feed fed to each pond and are reduced for the actual quantities sold and estimated mortality. Each pond is closed periodically and the estimated pounds are adjusted to the actual harvest. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures which could result in high mortality. Management continually monitors each pond and takes appropriate actions to minimize the risk of loss from mortality. Given the nature of the live fish inventories, it is reasonably possible that the Company's actual live fish mortality will vary significantly from estimates. In 1997 and 1996, the Company estimated its fish grow-out to be 2.5 pounds of feed fed per one pound of live fish growth.

Inventories consist of the following:


                                                             DECEMBER 31
                                                        1997            1996
                                                    ---------------------------
   Live fish                                          $5,046,367    $4,635,380
   Feed and supplies                                      21,416        21,416
                                                    ---------------------------
                                                      $5,067,783    $4,656,796
                                                    ===========================

PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings, and equipment are stated at cost. Depreciation is provided by the straight-line method over the assets' estimated useful lives of ten to twenty years for ponds and improvements, thirty to forty years for buildings and three to ten years for machinery and equipment.

INVESTMENT IN COOPERATIVES

Investments in cooperatives consist of common stock at cost and the Company's share of the cooperatives' allocated earnings and losses.

                              Page 18 of 30 Pages

                                FARM FISH, INC.

1.  ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Deferred income taxes are accounted for using the liability method and relate to temporary differences between assets and liabilities recognized differently for financial reporting and for income tax purposes.

REVENUE RECOGNITION

Revenue is recognized when product is shipped to customers.

NET INCOME PER SHARE

Net income per share is based on the average number of shares of common stock outstanding during each year presented. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company had no options, warrants or convertible securities outstanding during the years ended December 31, 1997 and 1996. Accordingly, the adoption of the requirements on Statement 128 had no effect on the computation of earnings per share.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

                              Page 19 of 30 Pages

                                FARM FISH, INC.

2.  PAYABLE TO SHAREHOLDER AND RELATED PARTY TRANSACTIONS

At December 31, 1997 and 1996, the Company had non-interest bearing advances payable to Delta Industries, Inc. ("Delta") totaling $2,132,856 and $2,175,171, respectively. Delta owns 80% of the outstanding stock of the Company. Delta has not charged the Company any allocation of Delta's corporate expenses.

3.  INVESTMENTS IN COOPERATIVES

Investments in cooperatives consist of the following:

                                                             DECEMBER 31
                                                       1997             1996
                                                    --------------------------
     Delta Pride Catfish, Inc.                       $163,035        $130,678
     Producers Feed Corporation                       151,793         156,482
     Other                                             13,979          13,979
                                                    --------------------------
                                                     $328,807        $301,139
                                                     =========================

The ownership of Delta Pride stock provides the Company the right to sell live catfish to Delta Pride. During 1997, the Company purchased 591 shares of Delta Pride stock for $111,226 from a member of the Company's Board of Directors. In 1997 and 1996, the Company recorded $249,622 and $135,141, respectively, of operating losses from Delta Pride which are included in other cost and expenses in the accompanying consolidated statements of income. The Company paid $170,753 to Delta Pride in 1997 applicable to the allocated operating losses.

Substantially all of the Company's catfish feed purchases were from Producers Feed Corporation ("Producers") in 1997 and 1996. In 1997 and 1996, Producers allocated patronage dividends of $80,778 and $79,231, respectively, to the Company, which are included in other cost and expenses, net. The Company received patronage dividend payments from Producers of $85,467 and $84,249 in 1997 and 1996, respectively.

                              Page 20 of 30 Pages

                                FARM FISH, INC.

4.  NOTES PAYABLE AND LONG-TERM DEBT

Note payable at December 31, 1997 consisted of borrowings under a line of credit with a bank with interest at 1.75% above the 90 day LIBOR (7.53% at December 31, 1997). The Company had $823,003 and $195,000 available to borrow under the line at December 31, 1997 and 1996, respectively.

Long-term debt at December 31, 1996 consisted of a note payable to a bank, due in annual installments of $100,000 plus quarterly payments of interest at a floating rate based on prime (8.42% at December 31, 1996). The note was paid in 1997.

Interest paid by the Company totaled $64,894 and $49,137 in 1997 and 1996, respectively.

5.  INCOME TAXES

The Company and its subsidiary are included in Delta's consolidated federal and state income tax returns. The Company's income tax expense for financial reporting purposes is determined on a separate company basis.

The components of deferred tax assets and liabilities are as follows:


                                                               DECEMBER 31
                                                           1997          1996
                                                        -----------------------
        Deferred tax liabilities--Property,
          buildings and equipment                        $134,000     $136,000

        Deferred tax assets                                (8,000)      (7,000)

        Net operating loss carryforward of DAT, Inc.      (50,000)     (88,000)

        Valuation allowance for net operating loss carry-
         forward                                           50,000       88,000
                                                        -----------------------
        Net deferred tax liabilities                     $126,000     $129,000
                                                        =======================

                                FARM FISH, INC.

5.  INCOME TAXES (CONTINUED)

Income tax expense (benefit) consists of the following:

                                                       YEAR ENDED DECEMBER 31
                                                        1997            1996
                                                       -----------------------
Current:
      Federal                                           $55,881       $275,539
      State                                              14,378         42,653
                                                       -----------------------
                                                         70,259        318,192
Deferred:
      Federal                                            (2,750)         5,200
      State                                                (250)           800
                                                       -----------------------
                                                         (3,000)         6,000
                                                       -----------------------
                                                        $67,259       $324,192
                                                       =======================

The reconciliation of income taxes computed at the federal statutory rate to income tax expense is as follows:


                                                        YEAR ENDED DECEMBER 31
                                                         1997            1996
                                                       -----------------------
     Taxes at federal statutory rate                   $ 94,723       $296,086
     State income taxes, net                              9,324         28,679
     Utilization of net operating loss carryforward
      of DAT, Inc.                                      (37,000)            --
     Other - net                                            212           (573)
                                                       -----------------------
                                                       $ 67,259       $324,192
                                                       =======================

The Company's wholly-owned subsidiary, DAT, Inc. has a $147,000 net operating loss carryforward available to reduce future taxable income of DAT, Inc. through 2001. Management has recorded a valuation allowance to offset the deferred tax asset.

                                FARM FISH, INC.

6.  OPERATING LEASES

The Company leases five tractors and a bulldozer under operating leases which expire in August 1999 and February 2000, respectively. The leases require the Company to pay maintenance, insurance, and a fee for usage in excess of specified limits in addition to the minimum annual rentals. Annual rentals applicable to the leases are $72,174 through 1999 and $4,493 in 2000. Rent expense applicable to operating leases totaled $26,641 in 1997 and $44,568 in 1996.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount for cash and cash equivalents approximate their fair values at December 31, 1997. The carrying amount for investments in cooperatives was $328,807 and the fair value totaled $694,000 at December 31, 1997 based upon recent sale prices of stock of the cooperatives obtained by management. The fair value of the note payable, which is at a variable interest rate, approximates the carrying amount at December 31, 1997.


                              Page 23 of 30 Pages

                        EXHIBITS AND REPORTS ON FORM 8-K



(a)   Exhibits Required by Item 601 of Regulation S-B:

3(a)  Articles of Incorporation -            Incorporated by reference from
                                             Form 10-K for year ended
                                             April 30, 1981

3(b)  Bylaws D -                             Incorporated by reference from
                                             Form 10-K for year ended
                                             April 30, 1981

3(c)  Amendment to Bylaws -                  Incorporated by reference from
                                             Form 10-K for year ended
                                             December 31, 1984


3(d)  Amendment to Articles of               Incorporated by reference from
      Incorporation -                        Form 10-K for year ended
                                             December 31, 1984

(10)  Material Contracts                     None

10(a) Asset Purchase Agreement, dated        Incorporated by reference from
      February 28, 1986                      Form 10-K for year ended
                                             December 31, 1985

10(b) Note Agreements - Loans from           Incorporated by reference from
      Deposit Guaranty National Bank,        Form 10-K for year ended
      dated June 28, 1993 -                  December 31, 1993

10(c) Promissory Note - Loan from            Incorporated by reference from
      Deposit Guaranty National Bank,        Form 10-KSB for year ended
      dated December 24, 1996                December 31, 1996

27    Financial Data Schedule                Filed herein

(b)   Reports on Form 8-K                    None


                              Page 24 of 30 Pages

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         FARM FISH, INC., REGISTRANT


                         By: /s/ Thomas R. Slough, Jr.
                             -------------------------
                             Thomas R. Slough, Jr.,
                             President


DATE:  March 24, 1998


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                         By: /s/ Thomas R. Slough, Jr.
                             -------------------------
                             Thomas R. Slough, Jr.,
                             Director


DATE:  March 24, 1998


                              Page 25 of 30 Pages

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                         FARM FISH, INC., REGISTRANT



                         By: /s/ David Robison
                             --------------------------------
                             David Robison,
                             Vice President


DATE:  March 24, 1998


                              Page 26 of 30 Pages

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                         FARM FISH, INC., REGISTRANT



                         By: /s/ Charles E. Horne
                             ---------------------------------
                             Charles E. Horne,
                             Secretary,
                             Principal Financial Officer
                             and Principal Accounting
                             Officer


DATE:  March 24, 1998


                              Page 27 of 30 Pages

                           DIRECTOR'S SIGNATURE PAGE

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                         By: /s/ W. D. Mounger
                             -----------------------------
                             W. D. Mounger, Director



DATE:  March 24, 1998

                              Page 28 of 30 Pages

                           DIRECTOR'S SIGNATURE PAGE

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                         By: /s/ Leland R. Speed
                             -------------------
                             Leland R. Speed, Director



DATE:  March 24, 1998


                              Page 29 of 30 Pages

                           DIRECTOR'S SIGNATURE PAGE

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                         By: /s/ T. L. Reed, III
                             -------------------
                             T. L. Reed, III, Director



DATE:  March 24, 1998

                              Page 30 of 30 Pages