Form 10QSB
period 1998-03-31
FARM FISH INC
filed 1998-05-14
CIK 34551

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20001

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

 FOR QUARTER ENDED MARCH 31, 1998                 COMMISSION FILE NUMBER 07320

                                FARM FISH, INC.
     A MISSISSIPPI CORPORATION                       E. I. NUMBER 64-0532896

                             Post Office Box 23109
                        Jackson, Mississippi 39225-3109

                        Telephone Number (601) 354-3801


Check whether in insurer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]  NO [_]


State the number of shares outstanding of each of the insurers classes of common equity, as of the latest purchase date.

CLASS OUTSTANDING AS OF MARCH 31, 1998             2,688,605 SHARES
Common Stock, No Par Value                          Number of Shares

                                FARM FISH, INC.

                                     INDEX

                                                                           PAGE
PART I    FINANCIAL INFORMATION                                            ----

          Consolidated Condensed Balance Sheets
              March 31, 1998 and December 31, 1997                           1

          Consolidated Condensed Statements of Operations
              Three Months Ended March 31, 1998 and 1997                     2

          Consolidated Condensed Statements of Cash Flows
              Three Months Ended March 31, 1998 and 1997                     3

          Notes to Consolidated Condensed Financial
              Statements                                                     4

          Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           5,6


PART II   OTHER INFORMATION                                                  7

          EXHIBIT 27                                                         8

                         PART I FINANCIAL INFORMATION

                                FARM FISH, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                        MARCH 31,     DEC. 31,
                                                          1998          1997
                                                       -----------   -----------
                                                       (UNAUDITED)     (*NOTE)
                                    ASSETS

CURRENT ASSETS
 Cash                                                  $   60,884    $   50,144
 Accounts Receivable                                      186,146       207,264
 Inventories - Note 2                                   4,771,748     5,067,783
 Prepaid Expenses                                          11,319        11,480
                                                       ----------    ----------
 Total Current Assets                                   5,030,057     5,336,671
PROPERTY, PONDS, AND EQUIPMENT - NET                    2,075,667     2,169,535

OTHER ASSETS                                              332,131       336,330
                                                       ----------    ----------
TOTAL ASSETS                                           $7,437,855    $7,842,536
                                                       ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                      $    3,325    $   11,428
 Advances Payable to Shareholder &
  Current Maturities                                    2,742,939     3,309,853
 Other Accrued Expenses and Payables                      209,962       159,011
                                                       ----------    ----------
TOTAL CURRENT LIABILITIES                               2,956,226     3,480,292

DEFERRED INCOME TAXES                                     126,000       126,000

STOCKHOLDERS' EQUITY
Common Stock - without par value, authorized
5,000,000 shares, subscribed and issued 2,688,605
shares at stated value at March 31, 1998 and
2,688,605 shares at December 31, 1997                   4,424,336     4,424,336

Additional Paid-In Capital                                475,776       475,776
Retained Earnings (Deficit)                              (544,483)     (663,868)
                                                       ----------    ----------
TOTAL STOCKHOLDERS' EQUITY                              4,355,629     4,236,344
                                                       ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $7,437,855    $7,842,536
                                                       ==========    ==========
See accompanying notes to consolidated condensed financial statements.

                                FARM FISH, INC.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                            -----------------------
                                               1998         1997

NET SALES                                   $  909,747   $  960,638
OTHER INCOME                                    88,880       87,693
                                            ----------   ----------
                                               998,627    1,048,331

COST AND EXPENSES
 Cost of Sales                                 733,110      783,253
 Selling, General, and
   Administrative Expenses                      55,950       51,701
 Interest                                       17,814       19,782
                                            ----------   ----------
Total Cost and Expense                         806,873      854,736

INCOME BEFORE INCOME TAXES                     191,754      193,595

INCOME TAX EXPENSE                              72,359       73,566
                                            ----------   ----------
NET INCOME                                  $  119,385   $  120,029
                                            ==========   ==========
NET INCOME PER BASIC AND DILUTED SHARE           $0.07        $0.07
                                            ==========   ==========

WEIGHTED AVERAGE BASIC AND DILUTED
COMMON SHARES OUTSTANDING                   $2,638,605   $2,638,605
                                            ==========   ==========



See accompanying notes to consolidated condensed financial statements

                                FARM FISH, INC.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                      ----------------------
                                                         1998         1997

NET CASH PROVIDED BY OPERATING ACTIVITIES              $594,098     $524,431


INVESTING ACTIVITIES
 Purchase of Equipment                                  (16,444)     (10,094)

FINANCING ACTIVITIES
 Proceeds from Borrowing                                      0            0
 Principal Payments on Borrowing                       (576,997)    (505,000)
 Advances from Shareholders                              10,083            0
 Payments on Shareholders Advances                            0      (53,109)
                                                      ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES                  (566,914)    (558,109)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         10,740      (43,772)

CASH AND CASH EQUIVALENTS AT BEGINNING                   50,144       80,815
                                                      ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  60,884    $  37,043



See accompanying notes to consolidated condensed financial statements

                                FARM FISH, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

NOTE 2: INVENTORIES

The components of inventory consist of the following:

                                     MARCH 31,     DEC. 31,
                                        1998         1997
                                     ----------   ----------

              Live Fish              $4,747,426   $5,046,367

              Feed and Supplies          24,322       21,416
                                     ----------   ----------
              TOTAL INVENTORY        $4,771,748   $5,067,783
                                     ==========   ==========

                                FARM FISH, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION


The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying statements of income.

OPERATING INCOME:
    Sales for the period ending March 31, 1998 were $961,246 compared to $982,086 for the same period in 1997. A seasonal decrease of 2%.

    During the three month period ended March 31, 1998, Farm Fish, Inc. made a profit before taxes of $191,755 compared to $193,595 profit for the same period in 1997.

    The price of live fish sold for the quarter averaged $.75 per pound compared to $.73 per pound for the same quarter in 1997. No fingerling sales were made for the first quarters of 1997 or 1998.

    Cost of Sales was 81.9% of sales for the current quarter compared to 83% of sales for the first quarter of 1997. The average production cost of fish for the quarter of this year was $.564 per pound compared to $.55 average production cost per pound for the same quarter last year. Increased production costs were due to higher feed costs for the past
    24 months.

    The company had other income including dividends from a feed cooperative Of $88,881 for the current quarter while other income for the first quarter of last year was $87,693.

                                FARM FISH, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

    As of March 31, 1998, current assets exceeded current liabilities by $2,073,831 compared to $1,995,063 for the same period ended March 31, 1997.

    Delta Industries, Inc. made no payments for the company during the three month period this year or for the same period in 1997.

    Farm Fish, Inc. had an unused line of credit with a local bank as of March 31, 1998 of $1,400,000 compared to $500,000 unused as of March 31, 1997.
    The total line of credit as of March 31, 1998 was $2,000,000 compared to $600,000 as of March 31, 1997. In addition to this line of credit and internally generated funds, the Company would rely on Delta Industries, Inc. to supply additional working Capital, if needed.

                           PART II OTHER INFORMATION

                                FARM FISH, INC.


ITEM 1 - LEGAL PROCEEDINGS

    The Registrant is not aware of any pending legal proceedings, other than ordinary routine litigation incidental to the business, involving the Registrant or its subsidiary of any property or assets.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no stockholder's meetings held during the quarter ended March 31, 1998.


ITEM 6 - EXHIBIT AND REPORT ON FORM 8-K

    Exhibit 27 - Financial Data Schedule (attached)

    There was no report on Form 8-K for the quarter ended March 31, 1998.



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FARM FISH
                                     _____________________________
                                     (Registrant)



May 13, 1998                           /s/ Thomas R. Slough, Jr.
_____________                        _____________________________
   Date                              Thomas R. Slough, Jr. President