Form 10QSB
period 1998-09-30
FARM FISH INC
filed 1999-03-26
CIK 34551

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20001

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER, 1998    COMMISSION FILE NUMBER 07320

                       FARM FISH, INC.
A MISSISSIPPI CORPORATION                 E. I. NUMBER 64-0532896

                    Post Office Box 23109
                Jackson, Mississippi 39225-3109

                Telephone Number (601) 836-5188


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

CLASS OUTSTANDING AS OF SEPT. 30, 1998           2,688,605 SHARES
Common Stock, No Par Value                       Number of Shares






















                          FARM FISH, INC.

                              INDEX

                                                            PAGE

PART I   FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets
            September 30, 1998 and December 31, 1997          1

         Consolidated Condensed Statements of Operations
            Three Months and Nine Months Ended Sept. 30,
            1998 and 1997                                     2
         Consolidated Condensed Statements of Cash Flows
            Nine Months Ended Sept. 30, 1998 and 1997         3

         Notes to Consolidated Condensed Financial
            Statements                                        4

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations              5,6


PART II  OTHER INFORMATION                                    7

         EXHIBIT 27                                           8

                   PART I FINANCIAL INFORMATION

                           FARM FISH, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS
        SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                         SEPT. 30,      DEC. 31,
                                           1998           1997
                                       _________________________
                                       (UNAUDITED)       (*NOTE)
                                ASSETS

CURRENT ASSETS
  Cash                             $   97,038       $   50,144
  Accounts Receivable                 199,915          207,264
  Inventories - Note 2              4,963,639        5,067,783
  Prepaid Expenses                     11,480           11,480
                                   ----------        ---------
  Total Current Asset               5,272,072        5,336,671

PROPERTY, PONDS, AND EQUIP - NET    2,135,404        2,169,535

OTHER ASSETS                          251,994          336,330
                                   ----------        ---------
TOTAL ASSETS                       $7,659,470       $7,842,536
                                   ==========       ==========

                LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts Payable                 $   34,720       $   11,428
  Advances Payable to Shareholder
   & Current Maturities             2,858,611        3,309,853
  Other Accrued Exp and Payables      242,603          159,011
                                   ----------        ---------
TOTAL CURRENT LIABILITIES           3,135,934        3,480,292

DEFERRED INCOME TAXES                 126,000          126,000

STOCKHOLDERS' EQUITY
Common Stock - without par value, authorized
5,000,000 shares, subscribed and issued
2,688,605 shares at stated value at Sept.
30, 1998 and 2,688,605 shares at
December 31, 1997                    4,424,336        4,424,336

Additional Paid-In Capital             475,776          475,776
Retained Earnings (Deficit)           (502,576)        (663,868)
                                     ----------       ----------
TOTAL STOCKHOLDERS' EQUITY            4,397,536        4,236,244
                                     -----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               $7,659,470       $7,842,536
                                     ==========       ==========

See accompanying notes to consolidated condensed financial statements.

                                 FARM FISH, INC.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 (UNAUDITED)
       FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPT. 30             SEPT. 30
                                   _____________________  __________________
                                   1998            1997   1998          1997

NET SALES                         $1,048,290  $ 681,052  $2,822,167 $2,570,522
OTHER INCOME                           1,512          0      92,291          0
                                   ---------  ---------   ---------  ---------
                                   1,049,802    681,052   2,914,458  2,570,522

COST AND EXPENSES
 Cost of Sales                       912,094    596,603   2,414,754  2,059,765
 Selling, General, and
   Administrative Expenses            69,000     48,888     199,779    163,380
 Interest                             10,844     12,808      39,777     41,921
                                   ---------  ---------   ---------  ---------
Total Cost and Expense               991,938    658,299   2,654,310  2,265,066

INCOME BEFORE INCOME TAXES            57,864     22,753     260,148    305,456

INCOME TAX EXPENSE                   (17,126)   (     0)    (98,856) (107,428)
                                   ---------  ---------   ---------  ---------
NET INCOME                         $ 40,738   $  22,753    $161,292   $198,028
                                   =========  =========   =========   ========
NET INCOME PER BASIC AND
DILUTED SHARE                          $.015      $0.01        $.06       $.07
                                   =========  =========   =========   ========

WEIGHTED AVERAGE BASIC AND DILUTED
COMMON SHARES OUTSTANDING          2,688,605  2,688,605   2,688,605  2,688,605
                                   =========  =========   ========= ==========










See accompanying notes to consolidated condensed financial statements

                               FARM FISH, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                       NINE MONTHS ENDED
                                                           SEPT. 30
                                                    ______________________
                                                   1998              1997

NET CASH PROVIDED BY OPERATING ACTIVITIES          $666,080        $ 52,407


INVESTING ACTIVITIES
 Purchase of Equipment and Brood Fish              (167,944)        (22,441)


FINANCING ACTIVITIES
 Proceeds from Borrowing                             95,000         405,934
 Principal Payments on Borrowing                   (605,000)       (505,000)
 Advances from Shareholders                          58,758          31,641
                                                   ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES              (451,242)        (67,425)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     46,894         (37,459)

CASH AND CASH EQUIVALENTS AT BEGINNING               50,144          80,815
                                                    --------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $97,038         $43,356
















See accompanying notes to consolidated condensed financial statements

                                 FARM FISH, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

NOTE 2: INVENTORIES

The components of inventory consist of the following:

                                                 SEPT. 30,       DEC. 31,
                                                   1998            1997
on refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


NOTE 2: INVENTORIES

The components of inventory consist of the following:

                                                 SEPT. 30,       DEC. 31,
                                                   1998            1997
                                                 _________________________

              Live Fish                          $4,928,585      $5,046,367

              Feed and Supplies                      35,054          21,416
                                                 ----------      ----------
              TOTAL INVENTORY                    $4,963,639      $5,067,783
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

OPERATING INCOME:

	NINE MONTHS ENDED SEPT. 30, 1998, COMPARED TO NINE MONTHS ENDED SEPT. 30, 1997

      Sales for the period ending September 30, 1998 were $2,822,167 compared to $2,570,522 for the same period in 1997.

      During the nine month period ended September 30, 1998, Farm Fish, Inc. made a profit before taxes of $260,148 compared to $305,456 profit for the same period in 1997.

      The price of live fish sold for the period averaged $.768 per pound compared to $.747 per pound for the same period in 1997.

      Cost of Sales was 87.0% of sales for the current period compared to 87.6% of sales for the same period of 1997. The average production cost of fish for the period was $.6088 per pound compared to $.5406 average production cost per pound for the same period last year. Increased production costs were due to higher feed costs for the past 24 months.

      The company had other income including dividends from a feed cooperative Of $85,262 for the current period while other income for the first period of last year was $80,778.


	THREE MONTHS ENDED SEPTEMBER 30,1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

	Net sales for the three months ended September 30, 1998 increased by $367,238 from 1997. The number of pounds of food fish sold during the period increased by 567,278 pounds. The average selling price of food fish during this period increased by $.02 per pound.

	Cost of sales increased from 1997 by $315,491 due primarily to an adjustment for mortality of $62,111. General and Administrative expenses increased over 1997 by $20,112. Legal and professional fees were significant portions of this increase.

                                FARM FISH, INC.

                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY

     As of September 30, 1998, current assets exceeded current liabilities by $2,136,139 compared to $1,856,379 for the same period ended December 31, 1997.

     Farm Fish, Inc. had an unused line of credit with a local bank as of September 30, 1998 of $1,405,000. The total line of credit as of September 30, 1998 and 1997 was $2,000,000. In addition to this line of credit and internally generated funds, the Company would rely on Delta Industries, Inc. to supply additional working capital, if needed.

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

  There was no report on Form 8-K for the quarter ended September 30, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FARM FISH



                                            ____________________
                                              (Registrant)




November 4, 1998
_____________                               _____________________________
   Date                                     Jayne Dew Secretary/Treasurer