Form 10KSB
period 1998-12-31
FARM FISH INC
filed 1999-03-31
CIK 34551

Securities and Exchange Commission
                           Washington D.C. 20549

                                 Form 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998      Commission file number 0-7320


                                  FARM FISH, INC.

                   (Name of small business issuer in its charter)


          MISSISSIPPI                                    64-0474591
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification Number)



Post Office Box 23109                                   39225-3109
Jackson, MS
(Address of principal executive offices)                  Zip Code


Registrant's telephone number, including area code     (601) 354-3801

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

                      YES    X          NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 1998 were $3,773,668.

Aggregate market value of voting stock held by non-affiliates of the
Registrant as of December 31, 1998   Indeterminate*

(2,688,605 shares issued and outstanding as of December 31, 1998)

                DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be mailed to the shareholders of Registrant in connection with the Annual Meeting of Shareholders to be held on May 26, 1999 are incorporated by reference into
Part III of this Form 10-KSB.

----------------------------

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

Jayne Dew                                Secretary-Treasurer


All officers are elected by the Board of Directors. The term of office is not fixed.


                     Members of the Board of Directors



     Name                                       Principal Occupation

W. D. Mounger                    President of Delta Royalty Company, Inc.,
                                 (engaged generally in the oil and gas business)



R. Reed Doyle                    Employee of Silver Creek Plantation (engaged
                                 in agri-business operations)


Thomas R. Slough, Jr.            Vice-Chairman of Delta Industries, Inc.
                                 (engaged in marketing ready-mix concrete)


Leland R. Spe                    Engaged as an officer and/or director in
                                 various corporations, including EastGroup
                                 Properties, Inc. and Parkway Properties, Inc.
                                 which are real estate investment trusts engaged in various real estate operations


The term of office for all directors will expire at the AnnualMeeting scheduled for May 26, 1999.

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

                           The Catfish Industry

The catfish farming industry has grown rapidly since its inception in the late 1960's. In 1969, approximately 3.2 million pounds of catfish were sold to processing plants at an average sale price of approximately $0.37 per pound. In 1998, the number of pounds sold to catfish processors had increased to approximately 564 million pounds, at sale prices ranging from approximately $.69 to $.79 per pound during the year.

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

                           Significant Customers

The Company's sales are to a limited number of catfish processors. In 1998 two processors represented 85%, and 7% of the Company's net sales. In 1997, the same two processors represented 68% and 18% of the Company's net sales.

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

                             Farm Fish Personnel

On December 31, 1998, Farm Fish employed twenty-two employees, all of whom were engaged in duties related to its catfish farming operations.

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

                         Description of Property

Farm Fish owns nearly 1,750 acres of farmland in Humphreys County, Mississippi, near the town of Louise. Most of this land is devoted to the ponds, to the banks and levees, which surround and separate the ponds, and to various service and storage areas. Farm Fish has borrowings from a bank totaling $495,000 at December 31, 1998 which is an unsecured line of credit guaranteed by Delta Industries, Inc. ("Delta Industries"). See Note 4 to the Consolidated Financial Statements.

                              Inventory

Farm Fish owns a substantial inventory of harvestable and growing fingerlings, and during the spring of the year owns a substantial inventory of spawn and fry. These catfish are located at the hatchery and in the fingerling and production ponds on the catfish farm in Humphreys County, Mississippi. The book value of the live fish inventory as of December 31, 1998 was $4,587,245.

                               Brood Fish

Farm Fish also owns "brood" fish which are located in the brood fish ponds on the catfish farm in Humphreys County, Mississippi. The book value of the brood fish as of December 31, 1998 was $80,960.

                            Legal Proceedings

As of December 31, 1998, there were no material legal proceedings pending or threatened against Farm Fish.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


               Comparison of 1998 to 1997 Results of Operations

Net sales increased by $542,615 or 17% from 1997. The increase resulted from a 2% increase in the sale price of catfish, and a 623,116 or 14% increase in pounds of catfish sold.

Cost of product sold for 1998 increased $683,947 or 26% as compared to 1997. The increase is attributable to the 14% increase in pounds of catfish sold and an increase in mortality. In 1998, the Company experienced higher mortality due to certain periods of oxygen depletion and extreme temperatures during the summer months. The expense recorded for mortality, included in cost of product sold, increased approximately $200,000 to $310,000 from 1997.
The average market price paid for catfish feed decreased 14% in 1998 from 1997. Catfish feed represents the single most significant component of Farm Fish's cost of product. The market price for catfish feed may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. From time to time, the Company establishes prices for a portion of its anticipated feed purchases through feed purchase agreements.

Selling, general, and administrative expenses increased $21,307 or 14% from 1997. The increase was consistent with the increase in net sales.

Interest expense decreased $14,571 or 22% due to a decrease in average borrowings.

The effective income tax rate was 23% and 24% in 1998 and 1997, respectively, which was lower than the statutory federal and state income tax rates due to the utilization of separate return limitation year federal net operating loss carryforwards of the Company's wholly-owned subsidiary, DAT, Inc., in 1998 and 1997.

As the result of the above, net income decreased by $148,228 to $63,111 in 1998 from 1997.

                 Seasonality of Operating Results

In prior years, the revenues of Farm Fish have been seasonal and cyclical. Prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. However, in 1997 prices were consistent through the first two quarters of the year and decreased slightly in the last two quarters and in 1998, prices increased the first two quarters of the year and steadily decreased over the last two quarters of the year.

                         Liquidity and Capital Resources

The Company had $1,515,000 available under a short-term line of credit with a bank at December 31, 1998 and had borrowings outstanding of $485,000.
The borrowings under the line of credit bear interest at floating rates based upon LIBOR (7.06% at December 31, 1998), and are unsecured. The line of credit is guaranteed by Delta Industries.

Additional borrowings may be necessary to meet cash flow needs during the 1999 feeding season. Although there is no binding commitment from Delta Industries, Farm Fish expects Delta Industries to continue its prior policy with respect to assisting Farm Fish in financing its operations, in light of Delta Industries' ownership of eighty percent (80%) of Farm Fish's outstanding common stock. Delta Industries also has represented that it plans to seek repayment of the $2,148,821 owed to it by Farm Fish as of December 31, 1998 only as cash becomes available from operations.

During 1998, Farm Fish purchased $206,338 of property, buildings and equipment. Cash flows provided by operating activities was $857,191 in 1998 compared to $179,068 in 1997. The increase is due principally to a decrease in inventories offset by decreased net income in 1998 compared with 1997.

At year end 1998, Farm Fish's ratio of current assets to current liabilities was 1.71 to 1 and the ratio of stockholders' equity to total liabilities was
1.46 to 1. At year end 1997, Farm Fish's ratio of current assets to current liabilities was 1.53 to 1 and the ratio of stockholders' equity to total liabilities was 1.17 to 1.

                                 Inflation

Farm Fish's operations are sensitive to changes in the cost of feed and the market price of live fish. As with other agricultural enterprises, these prices are responsive to the wide range of conditions generally affecting crop prices and food prices, and are not within Farm Fish's control.

                                Year 2000

The Year 2000 issue arises from the fact that many existing computer programs were written to store only two digits of date - related information in order to more efficiently handle and store data. Thus, the programs were unable to properly distinguish between the year 1900 and the year 2000.

The Company has internally conducted a review of its information systems to determine the extent of any year 2000 problem. The Company plans to replace its accounting system in 1999 with a system that is Year 2000 complaint at a cost less than $2,000. The Company expects to incur no additional costs associated with the Year 2000 issue.

The Company has discussed this potential problem with some if its major suppliers and customers and is in the process of contacting others in an effort to determine the extent to which the Company may be vulnerable to those parties' failure to timely correct their own Year 2000 problems, To date, the Company is unaware of any situations of non compliance that would materially adversely affect its operations or financial condition.

The Company has not developed a Year 2000 contingency plan as of December 31, 1998.

The Company is dependent upon feed vendors to supply feed during the feeding season from April to October each year, and is also dependent upon local utility companies to provide electricity to operate aeration equipment. Because live catfish are dormant during the winter months, any year
2000 problems that the feed vendors or utility companies may have would not affect the Company, unless these problems were not corrected by March or April 2000. The inability of the Company's customers to effectively deal with their year 2000 issues, if any, could potentially delay sales to the customers which could have a significant adverse affect on the Company's cash flows.

                               Farm Fish, Inc.

                     Consolidated Financial Statements

                  Years ended December 31, 1998 and 1997



Contents


Report of Independent Auditors                                13

Audited Consolidated Financial Statements

Consolidated Balance Sheets                                   14
Consolidated Statements of Income                             15
Consolidated Statements of Shareholders' Equity               16
Consolidated Statements of Cash Flows                         17
Notes to Consolidated Financial Statements                    18

                   Report of Independent Auditors

               The Board of Directors and Shareholders
                         Farm Fish, Inc.

We have audited the accompanying consolidated balance sheets of Farm Fish, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farm Fish, Inc. and subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                         /s/ Ernst & Young LLP

Jackson, Mississippi
March 5, 1999

                       Farm Fish, Inc.

                   Consolidated Balance Sheets



                                                              December 31
                                                        1998               1997
                                                        _______________________

Assets
Current assets:
  Cash and cash equivalents                      $   24,965         $   50,144
  Accounts receivable                               204,239            207,264
  Advances to employees                               3,359              6,260
  Inventories, principally live fish              4,620,540          5,067,783
  Prepaid expenses                                        -              5,220
                                                  ---------          ---------
Total current assets                              4,853,103          5,336,671

Property, buildings and equipment
  Land                                              738,259            738,259
  Ponds and improvements                          2,302,934          2,193,131
  Brood fish                                         80,960             44,987
  Buildings                                         316,040            316,040
  Machinery and equipment                         2,227,357          2,166,795
                                                  ---------          ---------
                                                  5,665,550          5,459,212
Accumulated depreciation                          3,557,251          3,289,677
                                                  ---------          ---------
                                                  2,108,299          2,169,535
Other assets:
  Investments in cooperatives                       281,390            328,807
  Other noncurrent assets                             7,523              7,523
                                                  ---------          ---------
                                                    288,913            336,330
                                                  ---------          ---------
Total assets                                     $7,250,315         $7,842,536
                                                  =========          =========
Liabilities and shareholders' equity
Current liabilities:
  Note payable to bank                           $  485,000         $1,176,997
  Accounts payable                                  120,714             11,428
  Accrued expenses                                   80,425            159,011
  Payable to shareholder                          2,148,821          2,132,856
                                                  ---------          ---------
Total current liabilities                         2,834,960          3,480,292

Deferred income taxes                               116,000            126,000

Shareholders' equity:
  Common stock, no par value:
  Authorized shares   5,000,000
  Issued and outstanding shares - 2,688,605       4,424,336          4,424,336
  Additional paid-in capital                        475,776            475,776
  Retained earnings (deficit)                      (600,757)          (663,868)
                                                  ---------          ---------
Total shareholders' equity                        4,299,355          4,236,244
                                                  ---------          ---------
Total liabilities and shareholders' equity       $7,250,315         $7,842,536
                                                  =========          =========

See accompanying notes.

                                Farm Fish, Inc.

                       Consolidated Statements of Income


                                                  Year ended December 31
                                                1998                   1997
                                                ---------------------------
Net sales                                      $3,773,668          $3,231,053

Cost and expenses:
  Cost of products sold                         3,266,121           2,582,174
  Selling, general and administrative             169,814             148,507
  Interest                                         50,238              64,809
  Other, net                                      205,552             156,965
                                                ---------           ---------
                                                3,691,725           2,952,455
                                                ---------           ---------
Income before income taxes                         81,943             278,598
Income taxes                                       18,832              67,259
                                                ---------           ---------
Net income                                     $   63,111           $ 211,339
                                                =========            ========

Net income per basic and diluted share         $      .02           $     .08
                                                =========            ========
Weighted average basic and diluted shares
outstanding                                     2,688,605           2,688,605
                                                =========           =========



See accompanying notes.

                                    Farm Fish, Inc.

                  Consolidated Statements of Shareholders' Equity



                                           Additional   Retained      Total
                           Common Stock      Paid-in    Earnings  Shareholders'
                        Shares      Amount   Capital    (Deficit)     Equity
Balance at
   January 1, 1997    2,688,605  $4,424,336  $475,776  $(875,207)  $4,024,905
Net income for 1997           -           -         -    211,339      211,339
                      -------------------------------------------------------
Balance at
   December 31, 1997  2,688,605   4,424,336   475,776   (663,868)   4,236,244
Net income for 1998           -           -         -     63,111       63,111
                      -------------------------------------------------------
Balance at
December 31, 1998     2,688,605  $4,424,336  $475,776  $(600,757)  $4,299,355
                      =======================================================




























See accompanying notes.

                                Farm Fish, Inc.

                    Consolidated Statements of Cash Flows





                                                    Year ended December 31
                                                  1998                  1997
                                                  --------------------------

Operating activities
Net income                                          $   63,111      $  211,339
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                       267,574          264,663
   Deferred income tax benefit                        (10,000)          (3,000)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable
     and advances to employees                          5,926          (32,422)
     (Increase) decrease in inventories                47,243         (410,987)
     Net decrease in investments in cooperatives       47,417           83,558
     (Increase) decrease in other assets                5,220           (5,220)
     Increase in trade accounts
       payable and accrued expenses                    30,700           71,137
                                                     ---------        ---------
Net cash provided by operating activities             857,191          179,068

Investing activities
Purchases of property, buildings and equipment       (206,338)        (158,195)
Purchases of cooperative stock                              -         (111,226)
                                                    ---------        ---------
Net cash used in investing activities                (206,338)        (269,421)


Financing activities
Net increase (decrease) in note payable to bank      (691,997)         471,997
Principal payments on long-term debt                        -         (370,000)
Net change in payable to shareholder                   15,965          (42,315)
                                                    ---------        ---------
Net cash provided by (used in) financing activities  (676,032           59,682
                                                    ---------        ---------
Decrease in cash and cash equivalents                (25,179)          (30,671)
Cash and cash equivalents at beginning of year        50,144            80,815
                                                    ---------        ---------
Cash and cash equivalents at end of year           $  24,965         $  50,144
                                                    =========        ==========



See accompanying notes.

                               Farm Fish, Inc.

                 Notes to Consolidated Financial Statements

                              December 31, 1998


1.  Accounting Policies

Business

Farm Fish, Inc. ("the Company") is engaged in catfish farming on approximately 1,375 water acres within the State of Mississippi. Catfish farming is conducted in a few southern states, principally Mississippi, Louisiana, Alabama and Arkansas. The Company's sales are to a limited number of processors. In 1998, one processor represented 85% of the Company's net sales. In 1997, two processors represented 68% and 18% of the Company's net sales. Delta Pride Catfish, Inc. ("Delta Pride") is the Company's most significant customer.
The Company's significant customers are located within the state of Mississippi. Processed catfish are sold principally to retail grocery stores, food brokers and restaurants.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DAT, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of average cost or market. Live fish inventories generally require a growing period of one to one and one-half years from the time the fingerlings are hatched until they reach a weight that fish are typically harvested. Cost associated with live fish are accumulated during the growing period and consist principally of feed, labor and overhead costs required to grow the live fish to a marketable size. Because the Company's production cycle for fish generally exceeds one year, management anticipates certain live fish inventories on hand at December
31, 1998 may not be sold in 1999. Live fish inventories are classified as a current asset in the accompanying balance sheets which is consistent with the industry practice.

                               Farm Fish, Inc.

1.  Accounting Policies (continued)

Inventories (continued)

The quantities of live fish inventories are determined based upon estimated growth from feed fed to each pond and are reduced for the actual quantities sold and estimated mortality. Each pond is closed periodically and the estimated pounds are adjusted to the actual harvest. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures which could result in high mortality. Management continually monitors each pond and takes appropriate actions to minimize the risk of loss from mortality. Given the nature of the live fish inventories, it is reasonably possible that the Company's actual live fish mortality will vary significantly from estimates. In 1998 and 1997, the Company estimated its fish grow-out to be 2.5 pounds of feed fed per one pound of live fish growth.

Inventories consist of the following:

                                                     December 31
                                                 1998           1997
                                             --------------------------
             Live fish                       $4,587,245      $5,046,367
             Feed and supplies                   33,295          21,416
                                              ---------       ---------
                                             $4,620,540      $5,067,783
                                              =========       =========

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

Net Income Per Share

Net income per share is based on the average number of shares of common stock outstanding during each year presented. The Company had no options, warrants or convertible securities outstanding during the years ended December 31, 1998 and 1997.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Impact of Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") which is effective for fiscal 1998. Under the provisions of SFAS No. 131, public business enterprises must report financial and descriptive information about its reportable segments. Based upon management's analysis of SFAS No. 131, the Company operates in one reportable segment.

                               Farm Fish, Inc.

1.  Accounting Policies (continued)

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The provisions of SFAS No. 130 require companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and capital in excess of par value in the consolidated financial statements. The statement had no effect on the Company's consolidated financial statements upon adoption in fiscal 1998.

In June 1998, the FSAB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The provisions of SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 establishes "special accounting" for fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management expects the adoption of this statement will have no effect on the earnings and financial position of the Company when it becomes effective for fiscal 1999.

2.  Payable to Shareholder and Related Party Transactions

At December 31, 1998 and 1997, the Company had non-interest bearing advances payable to Delta Industries, Inc. ("Delta") totaling $2,148,821 and $2,132,856, respectively. Delta owns 80% of the outstanding stock of the Company.

3.  Investments in Cooperatives

Investments in cooperatives consist of the following:

                                                      December 31
                                                  1998           1997
                                                 ---------------------
           Delta Pride Catfish, Inc.             $109,061     $163,035
           Producers Feed Corporation             158,350      151,793
           Other                                   13,979       13,979
                                                 --------     --------
                                                 $281,390     $328,807
                                                 ========     ========

                               Farm Fish, Inc.

3.  Investments in Cooperatives (continued)

The ownership of Delta Pride stock provides the Company the right to sell live catfish to Delta Pride. In 1998 and 1997, the Company recorded $302,381and $249,622, respectively, of operating losses from Delta Pride which are included in other cost and expenses in the accompanying consolidated statements of income. In 1998 and 1997, the Company paid $143,714 and $170,753, respectively, to Delta Pride applicable to the allocated operating losses.

Substantially all of the Company's catfish feed purchases were from Producers Feed Corporation ("Producers") in 1998 and 1997. In 1998 and 1997, Producers allocated patronage dividends of $85,262 and $80,778, respectively, to the Company, which are included in other cost and expenses, net. The Company received patronage dividend payments from Producers of $78,705 and $85,467 in 1998 and 1997, respectively.

4.  Note Payable

Note payable at December 31, 1998 consisted of borrowings under a line of credit with a bank at 1.75 above the 90 day LIBOR rate (7.06% at December 31, 1998). The Company had $1,515,000 and $823,003 available to borrow under the line at December 31, 1998 and 1997, respectively.

Interest paid by the Company totaled $50,238 and $64,894 in 1998 and 1997, respectively.

5.  Income Taxes

The Company and its subsidiary are included in Delta's consolidated federal and state income tax returns. The Company's income tax expense for financial reporting purposes is determined on a separate company basis.

                               Farm Fish, Inc.

3.  Income Taxes (continued)

The components of deferred tax assets and liabilities are as follows:

                                                  December 31
                                              1998           1997
                                             ---------------------
   Deferred tax liabilities
     Property, buildings and equipment       $123,000     $134,000
   Deferred tax assets - Inventories           (7,000)      (8,000)
   Net operating loss carryforward of
     DAT, Inc.                                (37,000)      (50,000)
   Valuation allowance for net operating
     loss carryforward                         37,000        50,000
                                              -------       -------
Net deferred tax liabilities                 $116,000      $126,000
                                              =======       =======


Income tax expense (benefit) consists of the following:

                                                   December 31
                                               1998           1997
                                              ---------------------
            Current:
              Federal                         $ 23,315     $ 55,881
              State                              5,517       14,378
                                              --------     --------
                                                28,832       70,259
            Deferred:
              Federal                           (9,250)      (2,750)
              State                               (750)        (250)
                                              --------     --------
                                               (10,000)      (3,000)
                                              --------     --------
                                              $ 18,832     $ 67,259
                                              ========     ========

The reconciliation of income taxes computed at the federal statutory rate to income tax expense is as follows:


                                                     December 31
                                                 1998           1997
                                                ---------------------

         Taxes at federal statutory rate        $ 27,861     $ 94,723
         State income taxes, net                   3,146        9,324
         Utilization of net operating loss
           carryforward of DAT, Inc.             (13,000)     (37,000)
         Other - net                                 825          212
                                                 -------      -------
                                                $ 18,832     $ 67,259
                                                 =======      =======

                               Farm Fish, Inc.

5.  Income Taxes (continued)

The Company's wholly-owned subsidiary, DAT, Inc. has a $110,000 net operating loss carryforward available to reduce future taxable income of DAT, Inc. through 2001. Management has recorded a valuation allowance for the deferred tax asset.

6.  Operating Leases

The Company leases five tractors and a bulldozer under operating leases which expire in August 1999 and February 2000, respectively. The leases require the Company to pay maintenance, insurance, and a fee for usage in excess of specified limits in addition to the minimum annual rentals. Annual rentals applicable to the leases are $72,174 through 1999 and $4,493 in 2000. Rent expense applicable to operating leases totaled $18,404 in 1998 and $26,641 in 1997.

7.  Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents approximate their fair values at December 31, 1998. The carrying amount for investments in cooperatives was $281,390 and the fair value totaled $694,000 at December 31, 1998 based upon recent sale prices of stock of the cooperatives obtained by management. The fair value of the note payable, which is at a variable interest rate, approximates the carrying amount at December 31, 1998.

                           Exhibits and Reports on Form 8-K


(a)   Exhibits Required by Item 601 of Regulation S-B:

3(a)  Articles of Incorporation                Incorporated by reference from
                                               Form 10-K for year ended
                                               April 30, 1981

3(b)  Bylaws - D                               Incorporated by reference from
                                               Form 10-K for year ended
                                               April 30, 1981

3(c)  Amendment to Bylaws                      Incorporated by reference from
                                               Form 10-K for year ended
                                               December 31, 1984

3(d)  Amendment to Articles of                 Incorporated by reference from
            Incorporation                      Form 10-K for year ended
                                               December 31, 1984

(10)  Material Contracts                       None

10(a) Asset Purchase Agreement, dated          Incorporated by reference from
      February 28, 1986                        Form 10-K for year ended
                                               December 31, 1985

10(b) Note Agreements - Loans from             Incorporated by reference from
      Deposit Guaranty National Bank,          Form 10-K for year ended
      dated June 28, 1993                      December 31, 1993

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


DATE:  March 29, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                             By: /s/ Thomas R. Slough, Jr.
                                 Thomas R. Slough, Jr.,
                                 Director


DATE:  March 29, 1999

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


DATE:  March 29, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                           FARM FISH, INC., REGISTRANT



                               By: /s/ Jayne Dew
                                   Jayne Dew,
                                   Secretary


DATE:  March 29, 1999

                        DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                        By: /s/ W. D. Mounger
                            W. D. Mounger, Director


DATE:  March 29, 1999

                         DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                           By: /s/ Leland R. Speed
                               Leland R. Speed, Director


DATE:  March 29, 1999

                       DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                           By: /s/ R. Reed Doyle
                               R. Reed Doyle


DATE:  March 29, 1999