Form 10QSB
period 1999-03-31
FARM FISH INC
filed 1999-05-14
CIK 34551

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20001

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1999                 COMMISSION FILE NUMBER 07320

                              FARM FISH, INC.

     A MISSISSIPPI CORPORATION                   E. I. NUMBER 64-0532896

                          Post Office Box 23109
                     Jackson, Mississippi 39225-3109
                     Telephone Number (601) 836-5188

Check whether in insurer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [ X ] NO [   ]

State the number of shares outstanding of each of the insurers classes of common equity, as of the latest purchase date.

CLASS OUTSTANDING AS OF MARCH 31, 1999          2,688,605 SHARES
Common Stock, No Par Value                      Number of Shares










                               FARM FISH, INC.
                                    INDEX
                                                               PAGE
PART I     FINANCIAL INFORMATION

           Consolidated Condensed Balance Sheets                  1
              March 31, 1999 and December 31, 1998

           Consolidated Condensed Statements of Operations        2
              Three Months Ended March 31, 1999 and 1998

           Consolidated Condensed Statements of Cash Flows        3
              Three Months Ended March 31, 1999 and 1998

           Notes to Consolidated Condensed Financial              4
              Statements

           Management's Discussion and Analysis of Financial     5,6
              Condition and Results of Operations

PART 11    OTHER INFORMATION

           EXHIBIT 27                                              8







                                   -1-

                        PART I FINANCIAL INFORMATION

                               FARM FISH, INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
             MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                    MARCH 31,        DEC 31,
                                                     1999             1998
                                                    ---------        ----------
                                                   (UNAUDITED)        (*NOTE)
                                  ASSETS
CURRENT ASSETS
 Cash                                               $  218,582     $   24,965
 Accounts Receivable                                    81,534        204,239
 Inventories - Note 2                                4,593,621      4,620,540
 Prepaid Expenses                                       10,712          3,359
                                                     ---------      ---------
 Total Current Assets                                4,904,449      4,853,103
PROPERTY, PONDS, AND EQUIPMENT - NET                 2,050,284      2,108,299
OTHER ASSETS                                           252,415        288,913
                                                     ---------      ---------
TOTAL ASSETS                                         7,207,148      7,250,315

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                        2,750        120,714
 Advance Payable to Shareholder &
 Current Maturities                                  2,595,188      2,633,821
 Other Accrued Expenses and Payables                   133,872         80,425
                                                     ---------      ---------
TOTAL CURRENT LIABILITIES                            2,731,810      2,834,960

DEFERRED INCOME TAXES                                  116,000        116,000

STOCKHOLDERS' EQUITY
Common Stock - without par value, authorized
5,000,000 shares, subscribed and issued 2,688,605
shares at stated value at March 31, 1999 and
2,688,605 shares at December 31, 1998                4,424,336      4,424,336
Additional Paid-In Capital                             475,776        475,776
Retained Earnings (Deficit)                           (540,774)      (600,757)
                                                     ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                           4,359,338      4,299,355
                                                     ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $7,207,148     $7,250,315

See accompanying notes to consolidated condensed financial statements



                                     -2-
                               FARM FISH, INC.

               CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 (UNAUDITED)
               FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                              __________________
                                              1999          1998
NET SALES                                   $ 473,583      $ 909,747
OTHER INCOME                                   74,328         88,880
                                            ---------      ---------
                                              547,911        998,627
COST AND EXPENSES
 Cost of Sales                                396,813        733,110
 Selling, General, and
   Administrative                              48,545         55,950
 Interest                                       7,727         17,814
                                             --------       --------
Total Cost and Expense                        453,084        806,873
INCOME BEFORE INCOME TAX                       94,827        191,754
INCOME TAX EXPENSE                             34,844         72,359
                                             --------       --------
NET INCOME                                     59,983        119,385
                                             ========       ========
NET INCOME PER BASIC AND DILUTED SHARE          $.02           $.07
                                             ========       ========
WEIGHTED AVERAGE BASIC AND DILUTED
COMMON SHARES OUTSTANDING                  2,688,605       2,688,605


See accompanying notes to consolidated condensed financial statements





                                    -3-
                              FARM FISH, INC.

               CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                (UNAUDITED)
               FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                   __________________
                                                   1999          1998

NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 243,334     $ 594,098

INVESTING ACTIVITIES
   Purchase of Equipment                           (42,000)      (16,444)

FINANCING ACTIVITIES
 Proceeds from Borrowing                                 0             0
 Principal Payments on Borrowing                   (50,000)     (576,997)
 Advances from Shareholders                         11,367        10,083
 Payments on Shareholders Advancers                      0             0
                                                  --------     ---------
NET CASH USED IN FINANCING ACTIVITIES               80,633      (566,914)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   162,701        10,740

CASH AND CASH EQUIVALENTS AT BEGINNING              24,965        50,144
                                                  --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $187,666      $ 60,884


See accompanying notes to consolidated condensed financial statements






                                    -4-
                              FARM FISH, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to consolidated financial statements and footnotes thereto included in the Company' Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE 2: INVENTORIES

 The components of inventory consist of the following:

                              MARCH 31,       DEC. 31,
                                1999           1998
                              --------        --------
          Live Fish          $4,556,879       $4,587,245
          Feed and Supplies      36,742           33,295
                             ----------       ----------
          TOTAL INVENTORY    $4,593,621       $4,620,540
                             ==========       ==========




                                     -5-
                                FARM FISH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying statements of income.

OPERATING INCOME:

     Sales for the period ending March 31, 1999 were $473,583 ($.689 per pound live weight) compared to $961,246 ($.748 per pound live weight) for the same period in 1998. Farm Fish, Inc. elected to suppress sales for the current quarter of 1999 expecting a higher price for fish in succeeding quarters of 1999. During the first quarter of 1999, 686,701 pounds of fish were sold compared to 1,285,823 pounds for the same period in 1998.

     During the three month period ended March 31, 1999, Farm Fish, Inc. made a profit before taxes of $94,827 compared to $191,754 profit for the same period in 1998.

     The price of live fish sold averaged $.75 per pound for the first quarters of 1998 and 1999. No fingerling sales were made for the first quarter of 1998 or 1999.

     Cost of Sales was 83.8% of sales for the current quarter compared to 80.6% of sales for the first quarter of 1998. The average production
     Cost of fish for the quarter of this year was $.586 per pound compared to $.564 average production cost per pound for the same quarter last year. Increased production costs were due to higher feed costs for the past
     24 months.

     The company had other income including dividends from a feed cooperative Of $68,922 for the current quarter while other income for the first quarter of last year was $88,8881.



                                  -6-

                             FARM FISH, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY

     As of March 31, 1999, current assets exceeded current liabilities by $2,172,639 compared to $2,073,831 for the same period ended March 31, 1998.

     Farm Fish, Inc. has an unused line of credit with a local bank as of March 31, 1999 of $1,565,000 compared to $1,400,000 unused as of March 31, 1998.
     The total line of credit was $2,000,000 for 1998 and 1999. In addition to this line of credit and internally generated funds, the Company would rely on Delta Industries, Inc. to supply additional working capital, if needed.










                                  -7-

                      PART II OTHER INFORMATION

                            FARM FISH, INC.

ITEM 1 - LEGAL PROCEEDINGS

     The Registrant is not aware of any pending legal proceedings, other than ordinary routine litigation incidental to the business, involving the Registrant or its subsidiary of any property or assets.

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     There are no stockholder's meeting held during this quarter ended March 31, 1999.

ITEM 6 - EXHIBIT AND REPORT ON FORM 8-K

     Exhibit 27 - Financial Data Schedule (attached)

     There was no report on Form 8-K for the quarter ended March 31, 1999.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FARM FISH, INC.
                                     ___________________
                                     (Registrant)



May 13, 1999                         ___________________
    Date                             Jayne Dew
                                     Secretary/Treasurer