Form 10QSB
period 1999-06-30
FARM FISH INC
filed 1999-08-16
CIK 34551

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20001

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES AND EXCHANGE ACT OF 1934

  FOR QUARTER ENDED JUNE 30, 1999                 COMMISSION FILE NUMBER 07320

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

CLASS OUTSTANDING AS OF JUNE 30, 1999             2,688,605 SHARES
Common Stock, No Par Value                          Number of Shares






















                                  FARM FISH, INC.

                                      INDEX

                                                                      PAGE
PART I        FINANCIAL INFORMATION

              Consolidated Condensed Balance Sheets
                 June 30, 1999 and December 31, 1998                   1

              Consolidated Condensed Statements of Operations
                 Three Months and Six Months Ended June 30, 1999
                 and 1998                                              2
              Consolidated Condensed Statements of Cash Flows
                 Six Months Ended June 30, 1999 and 1998               3

              Notes to Consolidated Condensed Financial
                 Statements                                            4

              Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   5,6


PART II       OTHER INFORMATION                                         7

              EXHIBIT 27                                                8

                         PART I FINANCIAL INFORMATION

                                 FARM FISH, INC.

                  CONSOLIDATED CONDENSED BALANCE SHEETS
               JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                       JUNE 30,      DEC. 31,
                                                         1999           1998
                                                    ____________________________
                                                    (UNAUDITED)       (*NOTE)
                                    ASSETS

CURRENT ASSETS
  Cash                                              $   29,393       $   24,965
  Accounts Receivable                                  131,048          204,239
  Inventories - Note 2                               5,120,948        4,620,540
  Prepaid Expenses                                      10,056            3,359
                                                    ----------        ---------
  Total Current Assets                               5,291,445        4,853,103
PROPERTY, PONDS, AND EQUIPMENT - NET                 1,990,738        2,108,299

OTHER ASSETS                                           215,056          288,913
                                                    ----------        ---------
TOTAL ASSETS                                        $7,497,239       $7,250,315
                                                    ==========       ==========
                     LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts Payable                                  $   34,230       $  120,714
  Advances Payable to Shareholder &
   Current Maturities                                2,939,027        2,633,821
  Other Accrued Expenses and Payables                   96,599           80,425
                                                    ----------        ---------
TOTAL CURRENT LIABILITIES                            3,069,856        2,834,960

DEFERRED INCOME TAXES                                  116,000          116,000

STOCKHOLDERS' EQUITY
Common Stock - without par value, authorized
5,000,000 shares, subscribed and issued 2,688,605
shares at stated value at June 30, 1998 and
2,688,605 shares at December 31, 1997                4,424,336        4,424,336

Additional Paid-In Capital                             475,776          475,776
Retained Earnings (Deficit)                           (588,729)        (600,757)
                                                    -----------       ----------
TOTAL STOCKHOLDERS' EQUITY                           4,311,383        4,299,355
                                                    -----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $7,497,239       $7,250,315
                                                    ===========       =========
See accompanying notes to consolidated condensed financial statements.

                                FARM FISH, INC.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 (UNAUDITED)
         FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30             JUNE 30
                                   _____________________  __________________
                                   1999            1998   1999          1998

NET SALES                          $ 137,217  $ 864,130  $  610,800 $1,773,877
OTHER INCOME                             988      1,898      75,316     90,779
                                   ---------  ---------   ---------  ---------
                                     138,205    866,028     686,116  1,864,656

COST AND EXPENSES
 Cost of Sales                       134,121    770,276     530,934  1,502,660
 Selling, General, and
   Administrative Expenses            44,616     74,104      93,161    130,779
 Interest                              7,423     11,119      15,149     28,933
                                   ---------  ---------   ---------  ---------
Total Cost and Expense               186,160    855,499     639,244  1,662,372

INCOME BEFORE INCOME TAXES           (47,955)    10,529      46,872    202,284

INCOME TAX EXPENSE                         0     (9,360)    (34,844)   (81,730)
                                   ---------  ---------   ---------  ---------
NET INCOME                         $ (47,955)   $ 1,169    $ 12,028   $120,554
                                   =========  =========   =========    ========
NET INCOME PER BASIC AND
DILUTED SHARE                          ($.02)     $0.00        $.00       $.04
                                   =========  =========   =========    ========

WEIGHTED AVERAGE BASIC AND DILUTED
COMMON SHARES OUTSTANDING          2,688,605  2,688,605   2,688,605  2,688,605
                                   =========  =========   ========= ==========









See accompanying notes to consolidated condensed financial statements

                               FARM FISH, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 (UNAUDITED)
                   FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                     SIX MONTHS ENDED
                                                         JUNE 30
                                                   ______________________
                                                   1999              1998

NET CASH PROVIDED BY OPERATING ACTIVITIES         $(108,201)        $720,469


INVESTING ACTIVITIES
 Purchase of Equipment                              (42,000)         (72,439)


FINANCING ACTIVITIES
 Proceeds from Borrowing                            350,000                0
 Principal Payments on Borrowing                          0         (676,997)
 Advances from Shareholders                         (55,205)          18,852
 Payments on Shareholders Advances                        0                0
                                                   ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES               294,795         (658,145)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    144,594          (10,115)

CASH AND CASH EQUIVALENTS AT BEGINNING               24,965           50,144
                                                    --------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $169,559          $40,029

















See accompanying notes to consolidated condensed financial statements

                               FARM FISH, INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE 2: INVENTORIES

The components of inventory consist of the following:

                                                 JUNE 30,       DEC. 31,
                                                   1999            1998
                                                 _________________________

              Live Fish                          $5,080,548      $4,914,720

              Feed and Supplies                      40,400          23,982
                                                 ----------      ----------
              TOTAL INVENTORY                    $5,120,948      $4,938,702
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

OPERATING INCOME:

	SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Sales for the period ending June 30, 1999 were $688,941 compared to $1,773,877 for the same period in 1998.

     During the six month period ended June 30, 1999, Farm Fish, Inc. made a profit before taxes of $46,872 compared to $202,284 profit for the same period in 1998.

     The price of live fish sold for the period averaged $.76 per pound compared to $.80 per pound for the same period in 1998. No fingerling sales were made for the first or second quarters of 1998 or 1999.

     Cost of Sales was 93% of sales for the current period compared to 89% of sales for the same period of 1998. The average production cost of fish for the period was $.6074 per pound compared to $.5820 average production cost per pound for the same period last year.
     Increased production costs were due to higher feed costs in 1997 and 1998.

     The company had other income including dividends from a feed cooperative Of $68,922 for the current period while other income for the first period of last year was $85,262.


	THREE MONTHS ENDED JUNE 30,1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    	Net sales for the three months ended June 30, 1999 decreased by $817,769 from 1998. The number of pounds of food fish sold during the period
    	decreased by 1,057,509 pounds. The average selling price of food fish during this period decreased by $.04 per pound.

    	Cost of sales decreased from 1998 by $738,791 due primarily to an adjustment for mortality made in 1998. General and Administrative expenses decreased over 1998 by $9,109.

                                 FARM FISH, INC.

                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY

     As of June 30, 1999, current assets exceeded current liabilities by $1,233,383 compared to $2,204,229 for the same period ended June 30, 1998.

     Farm Fish, Inc. had an unused line of credit with a local bank as of June 30, 1999 of $1,265,000 compared to $1,500,000 unused as of June 30, 1998.
     The total line of credit as of June 30, 1999 and 1998 was $2,000,000.
    	In addition to this line of credit and internally generated funds, the Company would rely on Delta Industries, Inc. to supply additional working capital, if needed.

                         PART II OTHER INFORMATION

                                FARM FISH, INC.


ITEM 1 - LEGAL PROCEEDINGS

     The Registrant is not aware of any pending legal proceedings, other than ordinary routine litigation incidental to the business, involving the Registrant or its subsidiary of any property or assets.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Stockholders' for Farm Fish, Inc., was held May 26, 1999, with election of Thomas R. Slough, Jr., Leland R. Speed, Robert Reed Doyle and W. D. Mounger as directors. The annual report for 1998 and all actions of the officer and directors of the corporation were adopted and approved.


ITEM 6 - EXHIBIT AND REPORT ON FORM 8-K

     Exhibit 27 - Financial Data Schedule (attached)

     There was no report on Form 8-K for the quarter ended June 30, 1999.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FARM FISH



                                            ____________________
                                              (Registrant)




August 10, 1999
_____________                               _____________________________
   Date                                     Jayne Dew Secretary/Treasurer