Form 10QSB
period 1999-09-30
FARM FISH INC
filed 1999-11-10
CIK 34551

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20001

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES AND EXCHANGE ACT OF 1934

  FOR QUARTER ENDED SEPTEMBER, 1999               COMMISSION FILE NUMBER 07320

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






















                                  FARM FISH, INC.

                                      INDEX

                                                                      PAGE
PART I        FINANCIAL INFORMATION

              Consolidated Condensed Balance Sheets
                 September 30, 1999 and December 31, 1998                   1

              Consolidated Condensed Statements of Operations
                 Three Months and Nine Months Ended Sept. 30, 1999
                 and 1998                                                   2
              Consolidated Condensed Statements of Cash Flows
                 Nine Months Ended Sept. 30, 1999 and 1998                   3

              Notes to Consolidated Condensed Financial
                 Statements                                                 4

              Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       5,6


PART II       OTHER INFORMATION                                             7

              EXHIBIT 27                                                    8

                         PART I FINANCIAL INFORMATION

                                 FARM FISH, INC.

                  CONSOLIDATED CONDENSED BALANCE SHEETS
           SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                       SEPT. 30,      DEC. 31,
                                                         1999           1998
                                                   ____________________________
                                                    (UNAUDITED)       (*NOTE)
                                    ASSETS

CURRENT ASSETS
  Cash                                              $    3,712       $   24,965
  Accounts Receivable                                  234,758          204,239
  Inventories - Note 2                               5,806,385        4,620,540
  Prepaid Expenses                                       6,785            3,359
                                                    ----------        ---------
  Total Current Assets                               6,051,640        4,853,103
PROPERTY, PONDS, AND EQUIPMENT - NET                 1,984,518        2,108,299

OTHER ASSETS                                           230,143          288,913
                                                    ----------        ---------
TOTAL ASSETS                                        $8,266,301       $7,250,315
                                                    ==========       ==========
                     LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts Payable                                  $  128,604       $  120,714
  Advances Payable to Shareholder &
   Current Maturities                                3,630,442        2,633,821
  Other Accrued Expenses and Payables                   61,842           80,425
                                                    ----------        ---------
TOTAL CURRENT LIABILITIES                            3,820,888        2,834,960

DEFERRED INCOME TAXES                                  116,000          116,000

STOCKHOLDERS' EQUITY
Common Stock - without par value, authorized
5,000,000 shares, subscribed and issued 2,688,605
shares at stated value at Sept. 30, 1999 and
2,688,605 shares at December 31, 1998                4,424,336        4,424,336

Additional Paid-In Capital                             475,776          475,776
Retained Earnings (Deficit)                           (570,699)        (600,757)
                                                    -----------       ----------
TOTAL STOCKHOLDERS' EQUITY                           4,329,413        4,299,355
                                                    -----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $8,266,301       $7,250,315
                                                    ===========       =========


See accompanying notes to consolidated condensed financial statements.

                                FARM FISH, INC.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 (UNAUDITED)
       FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPT. 30             SEPT. 30
                                   _____________________  __________________
                                   1999            1998   1999          1998

NET SALES                         $  420,136 $1,048,290  $1,030,936 $2,822,167
OTHER INCOME                             884      1,512      76,200     92,291
                                   ---------  ---------   ---------  ---------
                                     421,020  1,049,802   1,107,136  2,914,458

COST AND EXPENSES
 Cost of Sales                       356,568    912,094     887,502  2,414,754
 Selling, General, and
   Administrative Expenses            49,979     69,000     143,140    199,779
 Interest                             17,576     10,844      32,725     39,777
                                   ---------  ---------   ---------  ---------
Total Cost and Expense               424,123    991,938   1,063,367  2,654,310

INCOME BEFORE INCOME TAXES            (3,103)     57,864     43,769    260,148

INCOME TAX EXPENSE                    21,133   (17,126)     (13,711)   (98,856)
                                   ---------  ---------   ---------  ---------
NET INCOME                         $  18,030  $  40,738    $ 30,058   $161,292
                                   =========  =========   =========   ========
NET INCOME PER BASIC AND
DILUTED SHARE                         $0.007     $0.015        $.01       $.06
                                   =========  =========   =========    ========

WEIGHTED AVERAGE BASIC AND DILUTED
COMMON SHARES OUTSTANDING          2,688,605  2,688,605   2,688,605  2,688,605
                                   =========  =========   ========= ==========



See accompanying notes to consolidated condensed financial statements

                               FARM FISH, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                     NINE MONTHS ENDED
                                                         SEPT. 30
                                                   ______________________
                                                   1999              1998

NET CASH PROVIDED BY OPERATING ACTIVITIES       $(1,025,914)      $666,080


INVESTING ACTIVITIES
 Purchase of Equipment and Brood Fish              (42,000)       (167,944)


FINANCING ACTIVITIES
 Proceeds from Borrowing                         1,080,000          95,000
 Principal Payments on Borrowing                   (50,000)       (605,000)
 Advances from Shareholders                         66,591          58,758
                                                   ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES            1,096,591       (451,242)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    28,677          46,894

CASH AND CASH EQUIVALENTS AT BEGINNING              24,965          50,144
                                                    --------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $3,712         $97,038



See accompanying notes to consolidated condensed financial statements

                               FARM FISH, INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30,1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE 2: INVENTORIES

The components of inventory consist of the following:

                                                 SEPT. 30,       DEC. 31,
                                                   1999            1998
                                                 _________________________

              Live Fish                          $5,682,363      $4,928,585

              Feed and Supplies                      43,062          35,054
                                                 ----------      ----------
              TOTAL INVENTORY                    $5,725,425      $4,963,639
                                                 ==========      ===========

                               FARM FISH, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATION


The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying statements of income.

OPERATING INCOME:

	NINE MONTHS ENDED SEPT. 30, 1999, COMPARED TO NINE MONTHS ENDED SEPT. 30, 1998

     Sales for the period ending September 30, 1999 were $1,030,936 compared to $2,822,167 for the same period in 1998.

     During the nine month period ended September 30, 1999, Farm Fish, Inc. made a profit before taxes of $43,769 compared to $260,148 profit for the same period in 1998.

     The price of live fish sold for the period averaged $.754 per pound compared to $.768 per pound for the same period in 1998.

     Cost of Sales was 86.0% of sales for the current period compared to 85.5% of sales for the same period of 1998. The average production cost of fish for the period was $.5985 per pound compared to $.6088 average production cost per pound for the same period last year.

     The company had other income including dividends from a feed cooperative Of $76,200 for the current period while other income for the first period of last year was $92,291.


	THREE MONTHS ENDED SEPTEMBER 30,1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    	Net sales for the three months ended September 30, 1999 decreased by $628,154 from 1998. The number of pounds of food fish sold during the period decreased by 912,543 pounds. The average selling price of food fish during this period decreased by $.01 per pound.

    	Cost of sales decreased from 1998 by $555,436 due to inventory adjustment for lower sales. General and Administrative expenses decreased over 1998 by $19,021.

                                 FARM FISH, INC.

                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY

     As of September 30, 1999, current assets exceeded current liabilities by $2,230,752 compared to $2,018,143 for the same period ended December 31, 1998.

     Farm Fish, Inc. had an unused line of credit with a local bank as of September 30, 1999 of $585,000. The total line of credit as of September 30, 1999 and 1998 was $2,000,000. In addition to this line of credit and internally generated funds, the Company would rely on Delta Industries, Inc. to supply additional working capital, if needed.

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

     There was no report on Form 8-K for the quarter ended September 30, 1999.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FARM FISH



                                            ____________________
                                              (Registrant)




November 4, 1999
_____________                               _____________________________
   Date                                     Jayne Dew Secretary/Treasurer