Form 10KSB
period 1999-12-31
FARM FISH INC
filed 2000-04-17
CIK 34551

Securities and Exchange Commission
                             Washington D.C. 20549

                                  Form 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999      Commission file number 0-7320


                                FARM FISH, INC.

              (Name of small business issuer in its charter)

      MISSISSIPPI                                     64-0532896
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification Number)



Post Office Box 23109
Jackson, MS                                           39225-3109
(Address of principal executive offices)               Zip Code



Registrant's telephone number, including area code   (601) 354-3801

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

Revenues for the year ended December 31, 1999 were $1,875,156.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1999 Indeterminate*

(2,688,605 shares issued and outstanding as of December 31, 1999)

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be mailed to the shareholders of Registrant in connection with the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

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

10.Executive Compensation                          Incorporated by Reference
                                                   Pursuant to General
                                                   Instruction E

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

Name                                                Principal Occupation

W. D. Mounger                     President of Delta Royalty Company, Inc.,
                                 (engaged generally in the oil and gas business)

R. Reed Doyle                     Employee of Silver Creek Plantation (engaged
                                  in agri-business operations)

Thomas R. Slough, Jr.             Vice-Chairman of Delta Industries, Inc.
                                  (engaged in marketing ready-mix concrete)

Leland R. Speed                   Engaged as an officer and/or director in
                                  various corporations, including EastGroup
                                  Properties, Inc. and Parkway Properties, Inc.
                                  which are real estate investment trusts
                                  engaged in various real estate operations

The term of office for all directors will expire at the Annual Meeting.

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

                           The Catfish Industry

The catfish farming industry has grown rapidly since its inception in the late 1960's. In 1969, approximately 3.2 million pounds of catfish were sold to processing plants at an average sale price of approximately $0.37 per pound. In 1999, the number of pounds sold to catfish processors had increased to approximately 597 million pounds, at sale prices ranging from approximately $.69 to $.79 per pound during the year.

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




                            Significant Customers

The Company's sales are to a limited number of catfish processors. In 1999 and 1998 one processor represented 76% and 85% of the Company's net sales.

The Company has historically sold significant portion of its inventory to Delta Pride, a cooperation in which the Company is a member. The Company has also entered into a letter agreement with Confish to sell a significant amont of the Company's inventory.

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

                               Farm Fish Personnel

On December 31, 1999, Farm Fish employed twenty-three employees, all of whom were engaged in duties related to its catfish farming operations.

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

                            Description of Property

Farm Fish owns nearly 1,750 acres of farmland in Humphreys County, Mississippi, near the town of Louise. Most of this land is devoted to the ponds, to the banks and levees, which surround and separate the ponds, and to various service and storage areas. Farm Fish has borrowings from a bank totaling $1,515,000 at December 31, 1999 which is an unsecured line of credit guaranteed by Delta Industries, Inc. ("Delta Industries"). See Note 4 to the Consolidated Financial Statements.






                               Inventory

Farm Fish owns a substantial inventory of harvestable and growing fingerlings, and during the spring of the year owns a substantial inventory of spawn and fry. These catfish are located at the hatchery and in the fingerling and production ponds on the catfish farm in Humphreys County, Mississippi. The book value of the live fish inventory as of December 31, 1999 was $5,310,120.

                               Brood Fish

Farm Fish also owns "brood" fish which are located in the brood fish ponds on the catfish farm in Humphreys County, Mississippi. The book value of the brood fish as of December 31, 1999 was $80,960.

                           Recent Developments

The Board of Directors has authorized officers of the Company to initiate negotiations with certain interested third parties regarding the sale of all of the Company's land, ponds and improvements, buildings and certain equipment. Any agreement reached for the sale of such assets would be subject to the approval of the Board of Directors and stockholders of the Company. The Company anticipates that any sale would be an amount which approximates the book value of the assets being sold. If an agreement is reached, it is the Company's intention to grow out and sell the existing live fish inventory. While negotiations have been authorized, there can be no assurance that any definitive agreement will be reached regarding the sale of these assets.

                            Legal Proceedings

As of December 31, 1999, there were no material legal proceedings pending or threatened against Farm Fish.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

             Comparison of 1999 to 1998 Results of Operations

Net sales decreased by $1,898,512 or 50% from 1999. The decrease resulted primarily from a 2,507,060, or 51%, decrease in pounds of catfish sold. The decrease in pounds of catfish sold resulted primarily from there being fewer marketable size catfish available for sale in 1999 compared to 1998 and an increase in the occurrence of "off-flavor" problems during the year. Certain types of algae release a chemical in the water which is absorbed by fish and causes a musty taste termed "off-flavor". Off-flavor is not a permanent condition, but can adversely effect sales in a given period. Farm Fish has taken and continues to take steps to address this problem. However, the Company has continued to experience the "off-flavor" issue in the first quarter of 2000. The Company is continuing its efforts at correcting this problem and believes it will be successful. If the "off-flavor" problem is not corrected in a timely fashion, it could have a material, adverse effect on the operations and results of the Company.

Cost of product sold for 1999 decreased $1,602,718 or 49% as compared to 1998. The decrease is primarily attributable to the 51% decrease in pounds of catfish sold. In 1999, the Company experienced lower mortality, as compared to 1998, from periods of oxygen depletion and extreme temperatures during the summer months. The expense recorded for mortality, included in cost of product sold, decreased approximately $160,000 to $150,000 from 1998. The average market price paid for catfish feed decreased 10% in 1999 from 1998. Catfish feed represents the single most significant component of Farms Fish's cost of product. The market price for catfish feed may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. From time to time, the Company establishes prices for a portion of its anticipated feed purchases through feed purchase agreements.

Selling, general, and administrative expenses decreased $16,534 or 10% from 1998.

Interest expense increased $11,278 or 22% due to an increase in average borrowings.

Income tax expense (benefit) in 1999 and 1998 was different than the statutory federal and state income tax rates due to the utilization of separate return limitation year federal net operating loss carryforwards of the Company's wholly-owned subsidiary, DAT, Inc., in 1999 and 1998.

As the result of the above, net income decreased by $56,668 to $6,443 in 1999 from 1998.

                      Seasonality of Operating Results

In prior years, the revenues of Farm Fish have been seasonal and cyclical. Prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. However, in 1998 and 1999, prices increased the first two quarters of each year and steadily decreased over the last two quarters of each year.

                     Liquidity and Capital Resources

The Company had $485,000 available under a short-term line of credit with a bank at December 31, 1999 and had borrowings outstanding of $1,515,000.
The borrowings under the line of credit bear interest at floating rates based upon LIBOR (7.87% at December 31, 1999), and are unsecured. The line of credit is guaranteed by Delta Industries.

Additional borrowings may be necessary to meet cash flow needs during the 2000 feeding season. Although there is no binding commitment from Delta Industries, Farm Fish expects Delta Industries to continue its prior policy with respect to assisting Farm Fish in financing its operations, in light of Delta Industries' ownership of eighty percent (80%) of Farm Fish's outstanding common stock. Delta Industries also has represented that it plans to seek repayment of the $2,077,222 owed to it by Farm Fish as of December 31, 1999 only as cash becomes available from operations.

During 1999, Farm Fish purchased $240,893 of property, buildings and equipment. Cash flows used in operating activities was $695,079 in 1999 compared to cash flows provided by operating activities of $857,191 in 1998. The decrease is due principally to an increase in inventories and decreased net income in 1999 compared with 1998.

At year end 1999, Farm Fish's ratio of current assets to current liabilities was 1.52 to 1 and the ratio of stockholders' equity to total liabilities was
1.11 to 1. At year end 1998, Farm Fish's ratio of current assets to current liabilities was 1.71 to 1 and the ratio of stockholders' equity to total liabilities was 1.46 to 1.

                                 Inflation

Farm Fish's operations are sensitive to changes in the cost of feed and the market price of live fish. As with other agricultural enterprises, these prices are responsive to the wide range of conditions generally affecting crop prices and food prices, and are not within Farm Fish's control.

                                  Year 2000

The Company completed its Year 2000 plan prior to December 31, 1999, has experienced no significant disruptions and believes its information system successfully responded to the Year 2000 date change. The Company's cost to replace its accounting system was less than $2,000, and was expensed in 1999. The Company is not aware of any material problems resulting from Year 2000 issues with its internal systems, its equipment or the products and services of third parties. The Company will continue to monitor its operating systems and third parties, throughout the year 2000, for potential Year 2000 issues.

                        Farm Fish, Inc.
                   Consolidated Financial Statements

                  Years ended December 31, 1999 and 1998



Contents


Report of Independent Auditors. . . . . . .1

Audited Consolidated Financial Statements

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . .2
Consolidated Statements of Income. . . . . . . . . . . . . . . . . .3
Consolidated Statements of Shareholders' Equity. . . . . . . . . . .4
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .5
Notes to Consolidated Financial Statements . . . . . . . . . . . . .6


                     Report of Independent Auditors

               The Board of Directors and Shareholders
                            Farm Fish, Inc.

We have audited the accompanying consolidated balance sheets of Farm Fish, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farm Fish, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ Ernst &Young, LLP

Jackson, Mississippi
April 12, 2000

                            Farm Fish, Inc.
                        Consolidated Balance Sheets

                                                          December 31
                                                      1999           1998

Assets
Current assets:
  Cash and cash equivalents                   $    147,393        $     24,965
  Accounts receivable                              236,568             204,239
  Advances to employees                              4,342               3,359
  Inventories, principally live fish             5,341,273           4,620,540
                                                 ---------           ---------
Total current assets                             5,729,576           4,853,103

Property, buildings and equipment
  Land                                             738,259             738,259
  Ponds and improvements                         2,344,732           2,302,934
  Brood fish                                        80,960              80,960
  Buildings                                        316,040             316,040
  Machinery and equipment                        2,390,365           2,227,357
                                                 ---------           ---------
                                                 5,870,356           5,665,550
Accumulated depreciation                         3,809,557           3,557,251
                                                 ---------           ---------
                                                 2,060,799           2,108,299

Other assets:
  Investments in cooperatives                      390,932             281,390
  Other noncurrent assets                            7,523               7,523
                                                 ---------           ---------
                                                   398,455             288,913
                                                 ---------           ---------
Total assets                                    $8,188,830          $7,250,315


Liabilities and shareholders' equity
Current liabilities:
  Note payable to bank                          $1,515,000         $   485,000
  Accounts payable                                 142,200             120,714
  Accrued expenses                                  40,610              80,425
  Payable to shareholder                         2,077,222           2,148,821
                                                 ---------           ---------
Total current liabilities                        3,775,032           2,834,960

Deferred income taxes                              108,000             116,000

Shareholders' equity:
  Common stock, no par value:
  Authorized shares   5,000,000
  Issued and outstanding shares   2,688,605      4,424,336           4,424,336
  Additional paid-in capital                       475,776             475,776
  Retained earnings (deficit)                     (594,314)           (600,757)
                                                 ---------           ---------
Total shareholders' equity                       4,305,798           4,299,355
                                                 ---------           ---------
Total liabilities and shareholders' equity      $8,188,830          $7,250,315
                                                ==========          ==========
See accompanying notes.
                              Farm Fish, Inc.
                      Consolidated Statements of Income

                                                       Year ended December 31
                                                       ----------------------
                                                       1999              1998

Net sales                                        $1,875,156        $3,773,668
Cost and expenses:
  Cost of products sold                           1,663,403         3,266,121
  Selling, general and administrative               153,280           169,814
  Interest                                           61,516            50,238
  Gain on sale of equipment                         (63,913)              -
  Other, net                                        112,810           205,552
                                                  ---------         ---------
                                                  1,927,096         3,691,725
                                                  ---------         ---------
Income (loss) before income taxes                   (51,940)           81,943
Income tax expense (benefit)                        (58,383)           18,832
                                                  ---------         ---------
Net income                                    $       6,443      $     63,111
                                                  =========         =========

Net income per basic and diluted share        $                  $        .02
                                                  =========         =========

Weighted average basic and diluted shares
outstanding                                       2,688,605         2,688,605


See accompanying notes.

                               Farm Fish, Inc.

                 Consolidated Statements of Shareholders' Equity


                                           Additional  Retained        Total
                               Common Stock  Paid-in   Earnings    Shareholders'
                 Shares     Amount   Capital          (Deficit)        Equity
Balance at
January 1, 1998      2,688,605  $4,424,336   $475,776  $(663,868)   $4,236,244
Net income for 1998                                       63,111        63,111
                     ---------  ----------   --------   ---------    ---------
Balance at
December 31, 1998    2,688,605   4,424,336    475,776  $(600,757)   $4,299,355
Net income for 1999                                        6,443         6,443
                     ---------  ----------   --------   ---------    ---------
Balance at
December 31, 1999    2,688,605  $4,424,336   $475,776  $(594,314)   $4,305,798























See accompanying notes.

                               Farm Fish, Inc.

                      Consolidated Statements of Cash Flows

                                                     Year ended December 31
                                                     1999               1998
                                                     -----------------------

Operating activities
Net income                                         $   6,443       $   63,111
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                      252,306          267,574
   Gain on sale of equipment                         (63,913)
   Deferred income tax benefit                        (8,000)         (10,000)
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable
   and advances to employees                         (33,312)           5,926
   (Increase) decrease in inventories               (720,733)         447,243
   Net (increase) decrease in investments
   in cooperatives                                  (109,542)          47,417
   Decrease in other assets                             -               5,220
   Increase (decrease) in accounts
   payable and accrued expenses                      (18,329)          30,700
                                                     -------          -------
Net cash provided
by (used in) operating activities                   (695,080)         857,191

Investing activities
Proceeds from sale of equipment                      100,000
Purchases of property, buildings and equipment      (240,893)        (206,338)
                                                     -------          -------
Net cash used in investing activities               (140,893)        (206,338)

Financing activities
Net increase (decrease) in note payable to bank    1,030,000         (691,997)
Net change in payable to shareholder                 (71,599)          15,965
                                                     -------          -------
Net cash provided by (used in) financing activities  958,401         (676,032)
                                                     -------          -------
Increase (decrease) in cash and cash equivalents     122,428          (25,179)
Cash and cash equivalents at beginning of year        24,965           50,144
                                                     -------          -------
Cash and cash equivalents at end of year          $  147,393       $   24,965
                                                     =======          =======


See accompanying notes.

                            Farm Fish, Inc.

                   Notes to Consolidated Financial Statements

                            December 31, 1999


1.  Accounting Policies

Business

Farm Fish, Inc. ("the Company") is engaged in catfish farming on approximately 1,375 water acres within the State of Mississippi. Catfish farming is conducted in a few southern states, principally Mississippi, Louisiana, Alabama and Arkansas. The Company's sales are to a limited number of processors. In 1999 and 1998, one processor represented 76% and 85%, respectively, of the Company's net sales. Delta Pride Catfish, Inc. ("Delta Pride") was the Company's most significant customer in 1999 and 1998. The Company's significant customers are located within the state of Mississippi. Processed catfish are sold principally to retail grocery stores, food brokers and restaurants.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DAT, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of average cost or market. Live fish inventories generally require a growing period of one to one and one-half years from the time the fingerlings are stocked until they reach a weight that fish are typically harvested. Cost associated with live fish are accumulated during the growing period and consist principally of feed, labor and overhead costs required to grow the live fish to a marketable size. Because the Company's production cycle for fish generally exceeds one year, management anticipates certain live fish inventories on hand at December 31, 1999 may not be sold in 2000. Live fish inventories are classified as a current asset in the accompanying balance sheets which is consistent with the industry practice.

The quantities of live fish inventories are determined based upon estimated growth from feed fed to each pond and are reduced for the actual quantities sold and estimated mortality. Each pond is closed periodically and the estimated pounds are adjusted to the actual harvest. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures which could result in high mortality. Management continually monitors each pond and takes appropriate actions to minimize the risk of loss from mortality. Given the nature of the live fish inventories, it is reasonably possible that the Company's actual live fish mortality will vary significantly from estimates. In 1999 and 1998, the Company estimated its fish grow-out to be 2.5 pounds of feed fed per one pound of live fish growth. In 1999, the Company's live fish inventories increased due to an increase in the occurrence of "off-flavor" problems which decreased the pounds of catfish sold. Certain types of algae release a chemical in the water which is absorded by fish and causes a musty taste termed "off-flavor". Off-flavor is not a permanent condition, but can adversely effect sales in a given period.

Inventories consist of the following:

                                                             December 31
                                                       1999               1998
                                                       -----------------------
             Live fish                            $5,310,120         $4,587,245
             Feed and supplies                        31,153             33,295
                                                   ---------          ---------
                                                  $5,341,273         $4,620,540
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

1.Accounting Policies (continued)

Income Taxes

Deferred income taxes are accounted for using the liability method and relate to temporary differences between assets and liabilities recognized differently for financial reporting and for income tax purposes.

Revenue Recognition

Revenue is recognized when product is shipped to customers.

Net Income Per Basic and Diluted Share

Net income per share is based on the average number of shares of common stock outstanding during each year presented. The Company had no options, warrants or convertible securities outstanding during the years ended December 31, 1999 and 1998.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Impact of Recently Issued Accounting Pronouncements

In June 1998, the FSAB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The provisions of SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 establishes "special accounting" for fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Derivatives that are not hedges must be adjusted to fair value through income. If the ] derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management expects the adoption of this statement will not have a material effect on the earnings and financial position of the Company when it becomes effective for 2001.


















2.  Payable to Shareholder and Related Party Transactions

At December 31, 1999 and 1998, the Company had non-interest bearing advances payable to Delta Industries, Inc. ("Delta") totaling $2,077,222 and $2,148,821, respectively. Delta owns 80% of the outstanding stock of the Company. In 1999, the Company sold equipment to Delta for $100,000 resulting in a gain on sale in the accompanying statement of income for the year ended December 31, 1999 of $63,913. Management believes the sales price approximated the fair market value of the equipment.

3.  Investments in Cooperatives

Investments in cooperatives consist of the following:

                                                          December 31
                                                      1999            1998
                                                      --------------------


        Delta Pride Catfish, Inc.                   $218,267        $109,061
        Producers Feed Corporation                   158,686         158,350
        Other                                         13,979          13,979
                                                     -------         -------
                                                    $390,932        $281,390


The ownership of Delta Pride stock provides the Company the right to sell live catfish to Delta Pride. In 1999 and 1998, the Company recorded $189,918 and $302,381, respectively, of operating losses from Delta Pride which are included in other cost and expenses, net in the accompanying consolidated statements of income. In 1999 and 1998, the Company paid $286,278 and $143,714, respectively, to Delta Pride applicable to the allocated operating losses.

Substantially all of the Company's catfish feed purchases were from Producers Feed Corporation ("Producers") in 1999 and 1998. In 1999 and 1998, Producers allocated patronage dividends of $68,922 and $85,262, respectively, to the Company, which are included in other cost and expenses, net. The Company received patronage dividend payments from Producers of 68,587 and $78,705 in 1999 and 1998, respectively.

4.  Note Payable

Note payable at December 31, 1999 and 1998 consisted of borrowings under a line of credit with a bank at 1.75 above the 90 day LIBOR rate (7.87% at December 31, 1999). Borrowings under this line of credit are guaranteed by Delta. The Company had $485,000 and $1,515,000 available to borrow under the line at December 31, 1999 and 1998, respectively.

Interest paid by the Company totaled $58,573 and $50,238 in 1999 and 1998, respectively.


5.  Income Taxes

The Company and its subsidiary are included in Delta's consolidated federal and state income tax returns. The Company's income tax expense (benefit) for financial reporting purposes is determined on a separate company basis, except in the current year $37,000 of benefit related to the utilization of net operating losses was allocated by Delta. Income taxes receivable or payable are recorded against the payable to shareholder.

The components of deferred tax assets and liabilities are as follows:

                                                         December 31
                                                  1999                1998
                                                  ------------------------

Deferred tax liabilities   Property,
  buildings and equipment                      $116,000            $123,000
Deferred tax assets - Inventories                (8,000)             (7,000)
Net operating loss carryforward of DAT, Inc.        -               (37,000)
Valuation allowance for net operating
  loss carryforward                                 -                37,000
                                                 ------              ------
Net deferred tax liabilities                   $108,000            $116,000
                                               ========            ========

Income tax expense (benefit) consists of the following:

                                                        December 31
                                                 1999                 1998
                                                 -------------------------


           Current:
           Federal                             $(47,985)        $   23,315
           State                                 (2,398)             5,517
                                                -------            -------
                                                (50,383)            28,832

           Deferred:
           Federal                               (7,500)            (9,250)
           State                                   (500)              (750)
                                                -------            -------
                                                 (8,000)           (10,000)
                                                -------            -------
                                               $(58,383)        $   18,832
                                               ========          =========

The reconciliation of income taxes computed at the federal statutory rate to income tax expense is as follows:

                                                          December 31
                                                      1999           1998
                                                      --------------------

     Taxes at federal statutory rate             $(17,660)        $   27,861
     State income taxes, net                       (1,913)             3,146
     Utilization of net operating
     loss carryforward of DAT, Inc.               (37,000)           (13,000)
     Other   net                                   (1,810)               825
                                                  -------            -------
                                                 $(58,383)        $   18,832
                                                 ========           ========

6.  Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents approximate their fair values at December 31, 1999. The carrying amount for investments in cooperatives was $390,932 and the fair value totaled $421,000 at December 31, 1999 based upon recent sale prices of stock of the cooperatives obtained by management. The fair value of the note payable, which is at a variable interest rate, approximates the carrying amount at December 31, 1999.

7.  Subsequent Event

The Board of Directors has authorized officers of the Company to initiate negotiations with certain interested third parties regarding the sale of all of the Company's land, ponds and improvements, buildings and certain equipment.
Any agreement reached for the sale of such assets would be subject to the approval of the Board of Directors and stockholders of the Company. The Company anticipates that any sale would be for am amount which approximates the book value of the assets being sold. If an agreement is reached, it is the Company's intention to grow out and sell the existing live fish inventory. While negotiations have been authorized, there can be no assurance that any definitive agreement will be reached regarding the sale of these assets,

                  Exhibits and Reports on Form 8-K


(a)Exhibits Required by Item 601 of Regulation S-B:

3(a)Articles of Incorporation                 Incorporated by reference from
                                              Form 10-K for year ended
                                              April 30, 1981

3(b)Bylaws D                                  Incorporated by reference from
                                              Form 10-K for year ended
                                              April 30, 1981

3(c)Amendment to Bylaws                       Incorporated by reference from
                                              Form 10-K for year ended
                                              December 31, 1984

3(d)Amendment to Articles of Incorporation    Incorporated by reference from
                                              Form 10-K for year ended
                                              December 31, 1984

(10)Material Contracts

10(a)Asset Purchase Agreement, dated          Incorporated by reference from
     February 28, 1986                        Form 10-K for year ended
                                              December 31, 1985

10(b)Note Agreements   Loans from             Incorporated by reference from
     Deposit Guaranty National Bank,          Form 10-K for year ended
     dated June 28, 1993                      December 31, 1993

10(c)Promissory Note   Loan from              Incorporated by reference from
     Deposit Guaranty National Bank,          Form 10-KSB for year ended
     dated December 24, 1996                  December 31, 1996

27Financial Data Schedule                     Filed herein

(b)Reports on Form 8-K                        None

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FARM FISH, INC., REGISTRANT



                                By:/s/ Thomas R. Slough, Jr.

                                Thomas R. Slough, Jr.,
                                President


    DATE:  April 12, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                By:/s/ Thomas R. Slough, Jr.

                                Thomas R. Slough, Jr.,
                                Director


      DATE:  April 12, 2000

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                             FARM FISH, INC., REGISTRANT



                                 By:/s/ David Robison

                                 David Robison,
                                 Vice President


      DATE: April 12, 2000

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                             FARM FISH, INC., REGISTRANT



                                  By:/s/ Jayne Dew
                                  Jayne Dew,
                                  Secretary


      DATE:  April 14, 2000

                 DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                 By:/s/ W. D. Mounger

                                 W. D. Mounger, Director


      DATE:  April 13, 2000

                 DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                 By:/s/ Leland R. Speed

                                 Leland R. Speed, Director


      DATE:  April 14, 2000

                 DIRECTOR'S SIGNATURE PAGE




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                 By:/s/ R. Reed Doyle

                                 R. Reed Doyle


      DATE:  April 13, 2000