Form 10KSB/A
period 1999-12-31
FARM FISH INC
filed 2000-04-28
CIK 34551

Securities and Exchange Commission
                             Washington D.C. 20549

                                  Form 10-KSB/A

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

(2,688,605 shares issued and outstanding as of December 31, 1999)
__________________________

   * For purposes of the response to this item only, Delta Industries, Inc. and all directors of the Registrant have been deemed affiliates of the Registrant.

   * The Registrant has been advised by two broker sources who have heretofore traded in the stock of the Registrant that there is insufficient basis for establishing a market value.
























































                           Farm Fish, Inc.
                            Form 10-KSB/A
                          Table of Contents

     Item                                              Page(s)
   Part I

1.  Description of Business                              5-6

2.  Description of Property                               7

3.  Legal Proceedings                                     7

4.  Submission of Matters to
    a Vote of Security Holders                            7


   Part II

5.  Market for Registrant's
    Common Stock and Related
    Stockholder Matters                                   8

6.  Management's Discussion and
    Analysis of Financial Condition
    and Results of Operations                             9-10

7.  Financial Statements                                 11-22

8.  Changes In and Disagreements with
    Accountants on Accounting and
    Financial Disclosure                                   7


   Part III

9.  Directors, Executive Officers,                        12
    Promoters and Control Persons; Compliance
    With Section 16(a) of the Exchange Act

10.Executive Compensation                                 11

11.  Security Ownership of
     Certain Beneficial
     Owners and Management                                11

12.  Certain Relationships
     and Related Transactions                             13

13.  Exhibits and Reports on Form 8-K                     27









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














                Security Ownership of Certain Beneficial Owners

To the best of the Company's knowledge, no person or group (as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934) beneficially owned, as of April 1, 1999, more than five percent of the Shares outstanding except as set forth in the following table:


Stockholder               Number of Shares of           Percent of Class
                          Common Stock Owned(1)
__________________        _____________________         _________________

Delta Industries, Inc.         2,151,061                       80%
100 W. Woodrow Wilson
Jackson, MS  39213




                       Security Ownership of Management

Stockholder                Number of Shares of            Precent of Class
                           Common Stock Owned(1)
___________________        ____________________           _________________

Thomas R. Slough, Jr.             17,805                          *

W. D. Mounger                     25,900                          *

David Robison                        100                          *

Jayne Dew                          6,500                          *

Directors and Officers
As a Group (6 persons)(2)         50,305                         1.88%


____________________________
* Less than 1%


  (1) Each beneficial owner has sole voting and investment powers as to all shares beneficially owned unless otherwise indicated in these footnotes.

  (2) The directors of Farm Fish during the past fiscal year, Thomas R. Slough Jr., W. D. Mounger, Leland R. Speed and R. Reed Doyle, were directors and stockholders of Delta Industries, Inc. ("Delta Industries"). The shares owned by Delta Industries are in addition to the total number of shares owned directly by officers and directors, as shown herein.










   Delta Industries, Inc. Stock Ownership of Executive Officers and Directors

Title of Class
and Name of                Number of Shares of              Percent of Class
Beneficial Owner           Common Stock Owned(1)
__________________        ______________________           _________________

Thomas R. Slough, Jr.             8,160 (2)                      1.42%

W. D. Mounger                    44,061                          7.65%

R. Reed Doyle                    30,944 (3)                      5.37%

David Robison                    17,510 (4)                      3.04%

Jayne Dew                           500                            *

Officers and Directors
As a Group (5 person)           101,175                         17.56%

__________________________
* Less than 1%


  (1) Each benefical owner has sole voting and investment powers as to all shares beneficially owned unless otherwise indicated in these footnotes.

  (2) Does not include 3,133 shares held in a custodial account for the benefit of Mr. Slough's son. Mr. Slough has investment and voting power over such shares.

  (3) Includes 22,502 shares held in a trust for the benefit of Mr. Doyle's mother. Mr. Doyle is the trustee of such trust.

  (4) Includes 17,500 shares which Mr. Robison has the right to acquire through the exercise of options.


                         Possible Change in Control

All of the shares of Farm Fish held by Delta Industries, are pledged as collateral in connection with indebtedness of Delta Industries to Trustmark National Bank of Jackson, Mississippi. Should Delta Industries be in default under that indebtedness, Trustmark National Bank has the option of foreclosing on the pledged stock.

                      Directors and Executive Officers

(a)  Directors

Name                  Age     Date Term of      Director        Other Positions
                              Office Expires    Since           With Farm Fish
________________      ___     ______________    ______       ___________________

Leland R. Speed       67      Annual Meeting    1982           Chairman of Board

Thomas R. Slough, Jr  73      Annual Meeting    1982           President

W. D. Mounger         74      Annual Meeting    1984           None

R. Reed Doyle         47      Annual Meeting    1998           None


(b)  Executive Officers

Name                     Age      Office Held       Officer     Other Positions
                                                    Since         With Farm Fish
__________________     ___      ___________       ______         _______________

Leland R. Speed         67     Chairman of the     1984           Director
                                   Board

Thomas R. Slough, Jr.   73      President          1984           Director

David Robison           51      Vice-President     1993           None

Jayne Dew               51      Secretary/         1998           General
                                Teasurer                         Manager of Farm
                                                                  Operations

Messrs. Speed and Slough were first elected as officers on December 3, 1984. Mr. Robison was first elected in 1993. Ms. Dew was first elected in 1998. The bylaws provide that the present officers will expire when their successors are elected and qualify.

(c) Family Relationships

There are no family relationships among the directors and officers.

(d) Business Experience for the Past Five Years

  (1) (i) Leland R. Speed is Chairman of the Board of Directors of Farm Fish and a director of Delta Industries. Mr. Speed is also Chairman of Parkway Properties, Inc. and EastGroup Properties, Inc. which engage generally in the business of real estate development. He is also a director of Mississippi Valley Gas Company, First Mississippi Corporation and KLLM Transport Services, Inc.

      (ii) Thomas R. Slough, Jr., a director and President of Farm Fish, is the Vice-Chairman, a director and stockholder of Delta Industries, a corporation primarily engaged in marketing ready mix concrete.

    (iii) W. D. Mounger, a director of Farm Fish, is President, director and a principal stockholder of Delta Royalty Company, Inc., a Mississippi corporation engaged generally in the oil and gas business. Mr. Mounger is also engaged in various commercial activities, including independent oil and gas leasing, and is a director of Delta Industries. Until February 1997, Mr. Mounger served as a director of Deposit Guaranty National Bank and Deposit Guaranty Corporation.

    (iv) R. Reed Doyle, a director of Farm Fish, is a manager with Silver Creek Plantation, which engages in the business of farm-raised catfish. Mr. Doyle has been in the farm-raised catfish industry for over 25 years. Mr. Doyle is a director of Delta Industries.

     (v) David Robison, Vice-President of Farm Fish, is President and Chief Executive Officer of Delta Industries, a corporation primarily engaged in the marketing of ready mix concrete.


   (vi) Jayne Dew, Secretary-Treasurer of Farm Fish, has been the general manager of the farm operations for Farm Fish since 1983.


  (2)  Delinquent Filings

Based solely upon a review of: (i) Forms 3 and Forms 4 and amendments thereto furnished to Farm Fish pursuant to Securities and Exchange Commission Rule 16a-3(e) during the fisical year ended December 31, 1999; (ii) Forms 5 and amend-ments thereto furnished to Farm Fish during the fiscal year ended December 31, 1999; and (iii) written representations of officers, directors and beneficial owners of more than 10% of Farm Fish no-par common stock, there were not any known failures of such officers, directors or beneficial owners of more than 10% of Farm Fish no-par common stock to report transactions required to be reported on the above Forms on a timely basis or to file a required Form during the fiscal year ended December 31, 1999. Additionally, there were no late reports made on the above Forms during the fiscal year ended December 31, 1998.

                            Committees

Farm Fish has no standing audit, nominating or compensation committees. The entire Board performs such duties.

The Board of Directors is responsible for selecting nominees for the election of directors, and evaluating the performance of incumbent directors and determining whether to nominate them for reelection. The Board welcomes recommendations from shareholders as to nominees for the Board of Directors. Such recommendations should be made to Thomas R. Slough, Jr., President of Farm Fish, in writing, at P. O. Box 23109, Jackson, Mississippi 39225-3109.

                            Meetings

The Board of Directors of Farm Fish held six offical meetings during the last fiscal year. No director attended less than 75% of the meetings. In addition, certain actions were taken during the year by unanimous written consent of all directors in lieu of holding a formal meeting.

                      Executive Compensation

Except for Ms. Dew, the directors and executive officers of Farm Fish received no cash or other compensation for services in all capacities to Farm Fish. Mr. Slough and Mr. Robison are employees of Delta Industries; Delta Industries is not reimbursed by Farm Fish for the salaries of Mr. Slough or Mr. Robison. Farm Fish does not maintain any type of pension or other benefit plan for officers of the Company. None of the officers have employment or severance arrangements contracts with the Company.


                           Transactions With Management

  (a)  Transactions Between Farm Fish and Delta Industries

     The principal shareholder of Farm Fish is Delta Industries. All members of the Farm Fish Board of Directors also serve as directors of Delta Industries, and the senior managements of the two companies are substantially identical.

     Since it acquired its first block of Farm Fish stock in October 1982, Delta Industries has made substantial loans and non)interest bearing advances to Farm Fish, and has guaranteed significant amounts of Farm Fish's outstanding indebtedness. As of December 31, 1999, Farm Fish had non-interest bearing advances payable to Delta Industries in the amount of $2,077,222. As of December 31, 1999, Delta Industries was guarantor of a Farm Fish short-term and long-term note payable to Deposit Guaranty National Bank with an outstanding principal balance $1,515,000.

  (b)  Transactions Between Farm Fish and Silver Creek Plantation

    In September 1997 the Company purchased 591 shares of stock in Delta Pride Catfish, Inc., a cooperative of catfish producers, from Silver Creek Plantation.
T. L. Reed, a director of the Company at the time, was the owner and president of Silver Creek Plantation. The stock was purchased for cash in the amount of $111,226, plus the assumption of $333,090 in operating losses of Delta Pride allocated to such stock. The Board of Directors approved the transaction and the purchase price after reviewing recent, comparable sales of Delta Pride stock.

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


    DATE:  April 28, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                By:/s/ Thomas R. Slough, Jr.

                                Thomas R. Slough, Jr.,
                                Director


      DATE:  April 28, 2000

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


      DATE: April 28, 2000

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


      DATE:  April 28, 2000

                 DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                 By:/s/ W. D. Mounger

                                 W. D. Mounger, Director


      DATE:  April 28, 2000

                 DIRECTOR'S SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                 By:/s/ Leland R. Speed

                                 Leland R. Speed, Director


      DATE:  April 28, 2000

                 DIRECTOR'S SIGNATURE PAGE




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                                 By:/s/ R. Reed Doyle

                                 R. Reed Doyle


      DATE:  April 28, 2000