Form 10-Q
period 2000-03-31
FARM FISH INC
filed 2000-05-12
CIK 34551

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20001

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2000                 COMMISSION FILE NUMBER 07320

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

CLASS OUTSTANDING AS OF MARCH 31, 2000          2,688,605 SHARES
Common Stock, No Par Value                      Number of Shares


























                               FARM FISH, INC.

                                    INDEX


                                                               PAGE

PART I     FINANCIAL INFORMATION

   Item 1  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets                  1
              March 31, 2000 and December 31, 1999

           Condensed Consolidated Statements of Operations        2
              Three Months Ended March 31, 2000 and 1999

           Condensed Consolidated Statements of Cash Flows        3
              Three Months Ended March 31, 2000 and 1999

           Notes to Condensed Consolidated Financial             4,5
              Statements

   Item 2  Management's Discussion and Analysis of Financial      6
              Condition and Results of Operations

PART 11    OTHER INFORMATION

           Item 1. Legal Proceedings                              7

           Item 4. Submission of Matters to a Vote of
                   Security Holders                               7

           Item 6. Exhibits and Reports on Form 8-K               7

                        PART I FINANCIAL INFORMATION

                               FARM FISH, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
             MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                    MARCH 31,        DEC 31,
                                                     2000             1999
                                                    ---------        ----------
                                                   (UNAUDITED)        (NOTE 1)

                                  ASSETS

CURRENT ASSETS
 Cash                                               $  67,179     $ 147,393
 Accounts Receivable                                  113,824       236,568
 Inventories - Note 2                               5,329,389     5,341,273
 Advances to Employees                                    853         4,342
                                                     ---------    ---------
 Total Current Assets                               5,511,245     5,729,576
PROPERTY, BUILDINGS, AND EQUIPMENT - NET            1,953,321     2,060,799

OTHER ASSETS                                          303,860       398,455
                                                     ---------    ---------
TOTAL ASSETS                                        7,768,426     8,188,830
                                                     ========     =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable to bank                              $1,040,000     $1,515,000
 Accounts Payable                                       31,333        142,200
 Advance Payable to Shareholder                      2,140,073      2,077,222
 Accrued Expenses                                       65,249         40,610
                                                     ---------       ---------
TOTAL CURRENT LIABILITIES                            3,276,655      3,775,032

DEFERRED INCOME TAXES                                  108,000        108,000

STOCKHOLDERS' EQUITY
Common Stock - no par value, authorized
5,000,000 shares, subscribed and issued 2,688,605
shares at stated value at March 31, 2000 and
2,688,605 shares at December 31, 1999                4,424,336      4,424,336

Additional Paid-In Capital                             475,776        475,776
Retained Earnings (Deficit)                           (516,341)      (594,314)
                                                     ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                           4,383,771      4,305,798
                                                     ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $7,768,426     $8,188,830
                                                     =========      =========


See accompanying notes to condensed consolidated financial statements

                              FARM FISH, INC.

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)
            FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                              THREE MONTHS ENDED
                                                   MARCH 31
                                              2000          1999
                                            ________________________

NET SALES                                   $ 450,825      $ 473,583
OTHER INCOME                                   83,978         74,328
                                            ---------      ---------
                                              534,803        547,911


COST AND EXPENSES
 Cost of Sales                                341,025        396,813
 Selling, General, and
   Administrative                              37,717         48,545
 Interest                                      30,298          7,727
                                             --------       --------
Total Cost and Expense                        409,040        453,084
                                             --------       --------
INCOME BEFORE INCOME TAX                      125,763         94,827

INCOME TAX EXPENSE                             47,790         34,844
                                             --------       --------
NET INCOME                                    $77,973        $59,983
                                             ========       ========
NET INCOME PER BASIC AND DILUTED SHARE          $.03           $.02
                                             ========       ========

WEIGHTED AVERAGE BASIC AND DILUTED
COMMON SHARES OUTSTANDING                  2,688,605       2,688,605
                                           =========       =========

See accompanying notes to condensed consolidated financial statements

                              FARM FISH, INC.

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
               FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                   2000          1999
                                                 _______________________

NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 313,775     $ 243,334

INVESTING ACTIVITIES
   Purchase or Sale of Equipment                    18,160       (42,000)

FINANCING ACTIVITIES
 Net decrease in note payable to bank             (475,000)      (50,000)
 Net change in advances payable to Shareholder      62,851        11,367
                                                  --------     ---------
NET CASH USED IN FINANCING ACTIVITIES             (412,149)     (38,633)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (80,214)     162,701

CASH AND CASH EQUIVALENTS AT BEGINNING              147,393       24,965
                                                   --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 67,179      $187,666
                                                   ========     ========

See accompanying notes to condensed consolidated financial statements

                              FARM FISH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE 2: INVENTORIES

 Inventories consist of the following:

                              MARCH 31,       DEC. 31,
                                2000           1999
                              --------        --------

          Live Fish          $5,291,517       $5,310,120

          Feed and Supplies      37,772           31,153
                             ----------       ----------
          TOTAL INVENTORY    $5,329,389       $5,341,273
                             ==========       ==========

                              FARM FISH, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3: SALE OF ASSETS

During the first quarter of fiscal 2000, the Board of Directors authorized officers of the Company to initiate negotiations with certain interested third parties regarding the sale of all of the Company's land, ponds and improvements, buildings and certain equipment. Any agreement reached for the sale of such assets would be subject to the approval of the Board of Directors and stock-holders of the Company. The Company anticipates that any sale would be for an amount which approximates the book value of the assets being sold. If an agreement is reached, it is the Company's intention to grow-out and sell the existing live fish inventory. While negotiations have been authorized, there can be no assurance that any definitive agreement will be reached regarding the sale of these assets.





NOTE 4: Investments in Cooperative

During the first quarter of fiscal 2000, the Company surrendered certain shares of its stock in Delta Pride Catfish, Inc. ("Delta Pride") as payment in kind for Delta Pride's losses allocated to the Company for the fiscal year ended June 30, 1999. The carrying amount of the Company's investment in Delta Pride, for the shares surrendered, was approximately $110,000 which approximated the liability to Delta Pride at the time of the exchange. The liability to Delta Pride was included in accounts payable at December 31, 1999.

                                FARM FISH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying statements of income.

OPERATING RESULTS:

     Net sales for the three month period ending March 31, 2000 were $450,825 ($.80 per pound live weight) compared to $473,583 ($.689 per pound live weight) for the same period in 1999. During the first quarter of fiscal 2000, 563,781 pounds of fish were sold compared to 686,701 pounds for the same period in 1999.

     During the three month period ended March 31, 2000, Farm Fish, Inc. made a profit before taxes of $125,763 compared to $94,827 profit for the same period in 1999.

     Cost of Sales was 75.6% of net sales for the current quarter compared to 83.8% of sales for the first quarter of 1999. The decreased cost of sales as a percentage of net sales is due primarily to the increased selling price for live fish in the first quarter of 2000 compared to the first quarter of 1999.

     The Company had other income including dividends from a feed cooperative Of $76,231 for the current quarter compared to $68,922 for the first quarter of last year.

LIQUIDITY

     As of March 31, 2000, current assets exceeded current liabilities by $2,234,590 compared to $1,954,544 at December 31, 1999.

     Farm Fish, Inc. has an unused line of credit with a local bank as of March 31, 2000 of $960,000 compared to $485,000 unused as of December 31, 1999.
     The total line of credit was $2,000,000 for 1999 and 2000. In addition to this line of credit and internally generated funds, the Company would rely on Delta Industries, Inc. to supply additional working capital, if needed.

                      PART II OTHER INFORMATION

                            FARM FISH, INC.


ITEM 1 - LEGAL PROCEEDINGS

     The Registrant is not aware of any pending legal proceedings, other than ordinary routine litigation incidental to the business, involving the Registrant or its subsidiary of any property or assets.

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     There are no stockholder's meeting held during this quarter ended March 31, 2000.

ITEM 6 - EXHIBIT AND REPORT ON FORM 8-K

     Exhibit 27 - Financial Data Schedule (attached)

     There was no report on Form 8-K for the quarter ended March 31, 2000.


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FARM FISH, INC.



                                     ___________________
                                     (Registrant)

May 13, 2000                         ___________________
    Date                             Jayne Dew
                                     Secretary/Treasurer