Form 10QSB
period 2000-06-30
FARM FISH INC
filed 2000-08-11
CIK 34551

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20001

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES AND EXCHANGE ACT OF 1934

  FOR QUARTER ENDED JUNE 30, 2000                 COMMISSION FILE NUMBER 07320

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

CLASS OUTSTANDING AS OF JUNE 30, 2000             2,688,605 SHARES
Common Stock, No Par Value                          Number of Shares






















                                  FARM FISH, INC.

                                      INDEX

                                                                      PAGE
PART I        FINANCIAL INFORMATION

   Item 1     Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets
                 June 30, 2000 and December 31, 1999                   1

              Condensed Consolidated Statements of Operations
                 Three Months and Six Months Ended June 30, 2000
                 and 1999                                              2

              Condensed Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 2000 and 1999               3

              Notes to Condensed Consolidated Financial
                 Statements                                            4,5

   Item 2     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   6,7


PART II       OTHER INFORMATION                                         8

		    Item 1.  Legal Proceedings						  8

		    Item 4.  Submission of Matters to a Vote of
                       Security Holders							  8

	         Item 6.  Exhibits and Reports on Form 8-K			  8

                         PART I FINANCIAL INFORMATION

                                 FARM FISH, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
               JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                       JUNE 30,      DEC. 31,
                                                         2000           1999
                                                    ____________________________
                                                    (UNAUDITED)       (*NOTE)
                                    ASSETS

CURRENT ASSETS
  Cash                                              $   21,327       $  147,393
  Accounts Receivable                                  193,635          236,568
  Inventories - Note 2                               5,613,759        5,341,273
  Prepaid Expenses                                      26,681            4,342
                                                    ----------        ---------
  Total Current Assets                               5,855,402        5,729,576
PROPERTY, PONDS, AND EQUIPMENT - NET                 1,813,997        2,060,799

OTHER ASSETS                                           296,336          398,455
                                                    ----------        ---------
TOTAL ASSETS                                        $7,965,735       $8,188,830
                                                    ==========       ==========

                     LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Notes Payable to Bank                             $1,171,867       $1,515,000
  Accounts Payable                                      45,795          142,200
  Advances Payable to Shareholder                    2,154,083        2,077,222
  Other Accrued Expenses and Payables                   83,482           40,610
                                                    ----------        ---------
TOTAL CURRENT LIABILITIES                            3,455,227        3,775,032

DEFERRED INCOME TAXES                                  108,000          108,000

STOCKHOLDERS' EQUITY
Common Stock - without par value, authorized
5,000,000 shares, subscribed and issued 2,688,605
shares at stated value at June 30, 2000 and
2,688,605 shares at December 31, 1999                4,424,336        4,424,336

Additional Paid-In Capital                             475,776          475,776
Retained Earnings (Deficit)                           (497,604)        (594,314)
                                                    -----------       ----------
TOTAL STOCKHOLDERS' EQUITY                           4,402,508        4,305,798
                                                    -----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $7,965,735       $8,188,830
                                                    ===========       =========
See accompanying notes to condensed consolidated financial statements.

                                FARM FISH, INC.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)
         FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30             JUNE 30
                                   _____________________  __________________
                                   2000            1999   2000          1999

NET SALES                          $ 508,597  $ 137,217  $  959,422 $  610,800
OTHER INCOME                          23,231        988     107,209     75,316
                                   ---------  ---------   ---------  ---------
                                     531,828    138,205   1,066,631    686,116

COST AND EXPENSES
 Cost of Sales                       447,994    134,121     789,019    530,934
 Selling, General, and
   Administrative Expenses            38,237     44,616      75,954     93,161
 Interest                             15,377      7,423      45,675     15,149
                                   ---------  ---------   ---------  ---------
Total Cost and Expense               501,608    186,160     910,648    639,244

INCOME BEFORE INCOME TAXES            30,220   (47,955)     155,983    46,872

INCOME TAX EXPENSE                   (11,483)        0      (59,273)  (34,844)
                                   ---------  ---------   ---------  ---------
NET INCOME (LOSS)                  $  18,737  $(47,955)   $  96,710   $12,028
                                   =========  =========   =========  ========
NET INCOME (LOSS) PER BASIC AND
DILUTED SHARE                           $.01    $(0.02)        $.04      $.00
                                   =========  =========   =========  ========

WEIGHTED AVERAGE BASIC AND DILUTED
COMMON SHARES OUTSTANDING          2,688,605  2,688,605   2,688,605  2,688,605
                                   =========  =========   ========= ==========









See accompanying notes to condensed consolidated financial statements

                               FARM FISH, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)
                   FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                     SIX MONTHS ENDED
                                                         JUNE 30
                                                   ______________________
                                                   2000              1999

NET CASH PROVIDED BY OPERATING ACTIVITIES         $   175,858       $(108,201)


INVESTING ACTIVITIES
 Purchase or Sale of Equipment                         24,560         (42,000)


FINANCING ACTIVITIES
 Net decrease in note payable to bank                343,133          350,000
 Net change in advance payable to Shareholders        26,478          (55,205)
                                                     ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES                (316,655)         294,795


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (116,237)         144,594

CASH AND CASH EQUIVALENTS AT BEGINNING                147,393           24,965
                                                      --------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   31,156         $169,559

















See accompanying notes to condensed consolidated financial statements

                               FARM FISH, INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE 2: INVENTORIES

The components of inventory consist of the following:

                                                 JUNE 30,       DEC. 31,
                                                   2000            1999
                                                 _________________________

              Live Fish                          $5,575,802      $5,310,120

              Feed and Supplies                      37,957          31,153
                                                 ----------      ----------
              TOTAL INVENTORY                    $5,613,759      $5,341,273
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

OPERATING RESULTS:

	SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Sales for the period ending June 30, 2000 were $959,422 compared to $610,800 for the same period in 1999.

     During the six month period ended June 30, 2000, Farm Fish, Inc. made a profit before taxes of $155,983 compared to $46,872 profit for the same period in 1999.

     The price of live fish sold for the period averaged $.80 per pound compared to $.76 per pound for the same period in 1999. Fingerling sales were $165,191 for the second quarter of 2000. There were no fingerling sales in 1999 for this period.

     Cost of Sales was 82% of sales for the current six month period compared to 87% of sales for the same period of 1999. The average production cost of fish for the period was $.6024 per pound compared to $.6074 average production cost per pound for the same period last year.

     The company had other income including dividends from a feed cooperative of $76,231 for the current six month period compared to $68,922 last year.


	THREE MONTHS ENDED JUNE 30,2000, COMPARED TO THREE MONTHS ENDED JUNE 30,
 1999

     Net sales for the three months ended June 30, 2000 increased by $371,380 from 1999 including $165,191 of fingerling sales. The number of pounds of food fish sold during the period increased by 465,577 pounds. The average selling price of food fish during this period increased by $.05 per pound.

     Cost of sales increased from 1999 by $313,873 due primarily to inventory adjustments for increased sales. General and Administrative expenses decreased over 1999 by $6,379.

                                 FARM FISH, INC.

                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY

     As of June 30, 2000, current assets exceeded current liabilities by $2,400,175 compared to $1,954,544 for the same period ended June 30, 1999.

     Farm Fish, Inc. had an unused line of credit with a local bank as of June 30, 2000 of $828,133 compared to $1,265,000 unused as of June 30, 1999.
     The total line of credit as of June 30, 2000 and 1999 was $2,000,000.
    	In addition to this line of credit and internally generated funds, the Company would rely on Delta Industries, Inc. to supply additional working capital, if needed.

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


ITEM 6 - EXHIBIT AND REPORT ON FORM 8-K

     (a) Exhibit 10(e) Asset Purchase Agreement dated July 20, 2000 (attached)

     Exhibit 27 - Financial Data Schedule (attached)

     (b) There was no report on Form 8-K for the quarter ended June 30, 2000.



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


                                            FARM FISH



                                            ____________________
                                              (Registrant)




August 10, 1999
_____________                               _____________________________
   Date                                     Jayne Dew Secretary/Treasurer





	ASSET PURCHASE AGREEMENT

	by and between

	H & S Fish Farms, Inc.
	As Buyer

	and

	Farm Fish, Inc.
	as Seller

	July 20, 2000

	TABLE OF CONTENTS

ARTICLE 1
TRANSACTION

	1.1	Transaction	1
	1.2	Lease Option Prior To Closing	3
	1.3	Purchase Price	3
	1.4	Escrow Deposit	3
	1.5	Prorations	4
	1.6	Allocation of Purchase Price	5
	1.7	Contesting of Assumed Liabilities; No Third Party Beneficiaries	5
	1.8	Costs of Closing	5
	1.9	Inspection. 	6

ARTICLE 2
TITLE MATTERS

	2.1	 Title Report/Commitment for Title Insurance	7
	2.2	  Survey	7
	2.3	Title Defects	7
	2.4	  Title Insurance	8

ARTICLE 3
REPRESENTATIONS AND WARRANTIES
OF SELLER

	3.1	Organization and Qualification	9
	3.2	Binding Agreement	9
	3.3	No Violation	9
	3.4	Absence of Certain Changes	10
	3.5	Litigation or Proceeding	10
	3.6	Contracts	10
	3.7	Title to Assets	10
	3.8	Compliance with Law and Regulations	10
	3.9	Use of Assets	11
	3.10	FIRPTA	11
	3.11	Payments.  	11
	3.12	Employees	11
	3.13	Absence of Creditors' Arrangements or Proceedings	11
	3.14	Inventory	11
	3.15	Knowledge Standard	12
	3.16	 [INSERT additional security representations if parties agree to purchase of certain securities]
	12
	3.17	No Other Buyer Representations	12

ARTICLE 4
REPRESENTATIONS AND WARRANTIES OF BUYER

	4.1	Corporate Organization; Etc.	12
	4.2	Authorization of Agreement	12
	4.3	No Violation	12
	4.4	Litigation or Proceeding	13
	4.5	Consents and Approvals of Governmental Authorities	13
	4.6	Financial Statements. 	13
	4.7	Inspection	13
	4.8	 [INSERT additional security representations if parties agree to purchase
      of certain securities	13
	4.9	No Other Seller Representations	13
	4.10	"AS IS, WHERE IS"	13

ARTICLE 5
COVENANTS OF SELLER

	5.1	Operations of Seller	14
	5.2	Change in Condition	14
	5.3	Insurance	14
	5.4	Payment of Liabilities	14
	5.5	Notification of Subsequent Events. 	14
	5.6	Environmental Study. 	15
	5.7	Post Closing Transactions. 	15
	5.8	Representations and Warranties	15
	5.9	Alienation of Assets	15
	5.10	Mortgages	15
	5.11	Employees	15

ARTICLE 6
COVENANTS OF BUYER

	6.1	Affected Employees. 	16
	6.2	Financial Statements. 	16

ARTICLE 7
CONDITIONS TO BUYER'S OBLIGATION TO CLOSE

	7.1	Representations and Warranties True at Closing	16
	7.2	Compliance with Agreement	16
	7.3	No Adverse Change	16
	7.4	Litigation	16
	7.5	Opinion of Counsel. 	17
	7.6	Evidence of Authority	17
	7.7	Closing Documents.	17
	7.8	Possession of Assets	17

ARTICLE 8
CONDITIONS TO SELLER'S OBLIGATIONS TO CLOSE

	8.2	Payment of Purchase Price	17
	8.3	Representations and Warranties True at Closing	18
	8.4	Compliance with Agreement	18
	8.5	Litigation. 	18
	8.6	Opinion of Counsel. 	18
	8.7	Evidence of Authority	18
	8.8	Instruments Relating to the Seller Financing and Transfer. 	18
	8.9	Buyer's Financial Statements. 	18

ARTICLE 9
CLOSING; TERMINATION; POST CLOSING

	9.1	Closing	18
	9.2	Termination	19
	9.3	Breach by Buyer	19
	9.4	Breach by Seller	19
	9.5	Knowledge as a Defense. 	20
	9.6	Post-Closing Deliveries	20

ARTICLE 10
RISK OF LOSS

	10.1	Risk of Loss. 	20

ARTICLE 11
MISCELLANEOUS

	11.1	Consents	21
	11.2	Contested Assignment	21
	11.3	Limited Survival	21
	11.4	Successors or Assigns	21
	11.5	No Benefit to Others. 	21
	11.6	Announcements	22
	11.7	Further Assurances. 	22
	11.8	Broker's Fees	22
	11.9	Notices	22
	11.10	Counterparts	22
	11.11	Facsimile Signatures	22
	11.12	Headings	22
	11.13	Governing Law	23
	11.14	Waiver of Jury Trial	23
	11.16	Attorneys' Fees	23
	11.17	Computation of Time Periods. 	23
	11.18	Time of the Essence	23
	11.19	No Waiver	23
	11.20	Exclusiveness	23
	11.21	Severability	24
	11.22	Interpretation, No Presumption	24
	11.23	Exhibits	24
	11.24	Confidentiality	24

	ASSET PURCHASE AGREEMENT

     This Asset Purchase Agreement (this "Agreement") dated this 20th day of July, 2000 ("Effective Date"), is made by and between H & S Fish Farms, Inc., a Mississippi corporation, with its principal place of business at__________ ("Buyer"), and Farm Fish, Inc., a Mississippi corporation, with its principal place of business in Humphreys County, Mississippi ("Seller").

     WHEREAS, Seller owns and operates a catfish farming operation located in Humphreys County, Mississippi (collectively, the "Business");

     WHEREAS, Buyer desires to purchase certain of the assets of Seller pursuant to the terms and conditions set forth herein;

     WHEREAS, Seller desires to sell, transfer and convey certain of its assets to Buyer as set forth herein;

     WHEREAS, Seller desires to sale its entire inventory of fish, in the ordinary course of business without restocking, to third parties prior to Closing of the transactions contemplated hereby;

     WHEREAS, Seller and Buyer acknowledge that Seller's liquidation of its fish inventory will extend over a period of many months following the Effective Date, and the transactions set forth herein shall extend over such period, ending on the Closing Date;

     WHEREAS, Seller is willing, if requested by Buyer, to allow Buyer access to certain of the Assets prior to Closing pursuant to the terms of the lease attached hereto after Seller has vacated a portion of the Assets;

     WHEREAS, Buyer intends to take only partial possession of the property upon execution of this Agreement;

     WHEREAS, Buyer intends to make capital improvements upon the assets as Buyer takes possession;

     WHEREAS, Buyer is willing to pay, and Seller is willing to accept a rental payment in the amount of $100.00 while Buyer is completing such capital improvements;

     WHEREAS, upon Closing, Seller shall finance the Purchase Price in accordance with the terms set forth herein; and

     WHEREAS, after the 180th day after Closing, Seller shall liquidate and distribute its net proceeds (after payment of its debts and obligations) to its shareholders.

     NOW, THEREFORE, in consideration of the premises and the respective mutual agreements, representations and warranties contained herein, the sufficiency of which is hereby acknowledged, the parties intending to be legally bound agree as follows:

     ARTICLE 1
     TRANSACTION

     1.1	Transaction.  The recitals set forth above are incorporated
herein by this reference. Subject to the terms and conditions contained herein, Seller shall sell, transfer and convey and Buyer shall purchase certain assets of Seller used or available for use in connection with the operation of the Business, including, without limitation, certain real and personal property listed on Exhibit 1.1(a) (Real and Personal Property Schedule) (collectively, the "Assets"), except for the Excluded Assets
(as defined below). Seller shall liquidate its current inventory between the Effective Date and the Closing Date. As Seller liquidates its inventory, Seller shall lease such portion of the Assets as are released by such liquidation to Buyer, under the terms and conditions set forth in subparagraph 1.2 and the Real Estate Lease attached hereto. The parties expressly acknowledge and agree that Exhibit 1.1(a) may not include all contracts of Seller and shall be amended at Closing (as defined below) to clarify exactly which contracts, if any, will be a part of the Assets being conveyed to Buyer. Buyer hereby elects to exclude all contracts from the Assets being conveyed at Closing ("Excluded Contracts"). The Excluded Contract shall not be deemed to be an Asset to be purchased hereunder, but shall be deemed to be an Excluded Asset.

     Buyer and Seller expressly agree that the Assets do not include in any manner the items of Seller's property listed on Exhibit 1.1(b) (Excluded Assets), and such items of Seller's property shall not be sold, transferred, assigned or conveyed to Buyer at the Closing ("Excluded Assets").

     At Closing, Buyer will only assume certain obligations, liabilities and indebtedness of Seller relating to the Contracts in accordance with their terms and pursuant to the terms of the Assignment and Assumption Agreement, in the form attached hereto (collectively, the "Assumed Liabilities"). Notwithstanding any other provision of this Agreement, Seller hereby acknowledges and agrees that Buyer has only agreed to assume certain specified liabilities, obligations and indebtedness of Seller and nothing contained herein or in any documents executed in connection herewith shall be deemed an assumption of any obligations, liabilities or indebtedness of Seller other than the Assumed Liabilities. Therefore, Seller shall remain liable for and the responsible party with respect to any and all obligations, liabilities or indebtedness not being expressly referenced and assumed by Buyer hereunder and Seller shall timely perform in full their liabilities and obligations relating thereto.

     1.2	Lease Option Prior To Closing. In the event that: (i) Seller, in its sole and absolute discretion, elects to remove its fish inventory from certain portions of the Real Property prior to Closing ("Vacated Land") and
(ii) Buyer, in its sole and absolute discretion, elects to take possession of the Vacated Land for purposes of improving the ponds and other improvements located on the Vacated Land and/or stocking fish into any ponds located on the Vacated Land, Buyer shall lease such Vacated Land and any related equipment contained with the Assets to be transferred from Seller pursuant to the terms of the form leases attached hereto as Exhibit 1.2.
The terms of such lease shall include, without limitation, a lease term of no more than twenty-four (24) months (the exact term will be based on the period of time remaining prior to the projected Closing Date and shall be subject to acceleration and immediate termination in the event of a default under this Agreement), rental payments of $100 per month if Buyer's only use of the Vacated Land is to undertake capital improvements, monthly rental payments based on a six percent (6%) interest factor of the mutually agreed upon allocated portion of the Purchase Price applicable to the Vacated Land if Buyer's use of any portion of the Vacated Land is to operate, stock or grow fish in any manner. Simultaneous with Buyer leasing any portion of the Real Property, Buyer shall have the option, at its sole discretion, to close the purchase of certain items of tangible Personal Property contained within the Assets as selected by Buyer and approved by Seller. The purchase price of such items of Personal Property shall be equal to the allocated portion of the Purchase Price relating to such items and shall be payable in full in immediately available funds at the time of such transfer.

     1.3	Purchase Price.  Upon and in accordance with the terms and
conditions of this Agreement, Seller agrees to sell, and Buyer agrees to purchase, the Assets for a total purchase price equal to the sum of One Million Eight Hundred Thousand and 00/100 Dollars ($1,800,000) ("Purchase Price"), plus or minus prorations and other adjustments provided by this Agreement. The Purchase Price shall be paid in the form of $1,500,000.00 negotiable promissory note made payable to the order of Seller and its assigns ("Note") bearing a six percent (6%) interest rate per annum payable in quarterly installments as necessary to fully amortize the principal balance over a ten (10) year period; secured by a first priority lien on the assets pursuant to a Deed of Trust and Security Agreement and such other loan documents as reasonably requested by Seller or its counsel, the forms of such are attached hereto as Exhibit 1.3 (collectively, the "Security Documents"). The balance of the Purchase Price shall be payable in full in immediately available funds at Closing.

     1.4	Share Purchase Price.  In addition to the Purchase Price set forth above, upon and in accordance with the terms and conditions of this Agreement, Seller agrees to sell, and Buyer agrees to purchase, 1908 shares of stock of Producer's Feed ("Shares")for a total purchase price equal to $25.00 per share for a sum of Forty-Seven Thousand Seven Hundred and 00/100 Dollars ($47,000) ("Share Purchase Price"). Seller agrees to sell, and Buyer agrees to purchase 200 Shares which shall be transferred by Seller to Buyer simultaneous with the execution of this Agreement and upon payment of $5,000.00 of the Share Purchase Price by Buyer to Seller in immediately available funds. Seller agrees to grant, and Buyer shall have an option to purchase which may only be exercised prior to Closing the balance of the Shares (1708) which shall be transferred by Seller to Buyer at Closing and upon payment of the balance of the Share Purchase Price ($42,700.00) by Buyer to Seller in immediately available funds.

     1.5	Escrow Deposit.  (a) Buyer shall within two (2) business days following the Effective Date deliver to First American Title Insurance Company ("Title Company") the sum of One Hundred Thousand And No/100
Dollars ($100,000.00) ("Escrow Deposit") in lawful funds of the United
States of America. If Buyer elects to terminate this Agreement pursuant to the express provisions hereof, then Title Company shall refund to Buyer the Escrow Deposit and all interest accrued thereon. The Escrow Deposit and all interest thereon shall be non-refundable to Buyer except in the case of: (i) Seller's default; (ii) the non-satisfaction of the conditions set forth in Section 7.1; or (iii) except as otherwise expressly set forth herein. In any event, the Escrow Deposit shall be credited toward the Purchase Price upon Closing. Title Company is hereby instructed to invest the Escrow Deposit in an FDIC insured interest bearing account in the name of Buyer. Buyer's taxpayer identification number is 64-0927035.
Buyer and Seller hereby acknowledge and agree that all accrued interest on the deposit shall be credited to Buyer, provided, however, in the event that this transaction does not Close due to an event of default by Buyer and through no event of default of Seller unless Seller's performance is excused due to a prior default of Buyer, the Escrow Deposit and all accrued interest thereon shall be delivered to Seller as herein set forth.

     (b) The sole responsibility of Title Company shall be to hold and disburse the Escrow Deposit in accordance with the terms of this Agreement and, if a dispute shall arise with respect to the disposition of the Escrow Deposit, the Title Company may continue to hold such funds until receipt of written instructions acknowledged and agreed to by Buyer and Seller or may deposit such funds with the applicable court of the county in which the Project is located and interplead the Buyer and Seller in connection therewith.

     (c) Title Company is authorized and instructed to act as escrow agent pursuant to the terms of this Agreement. By execution of the acknowledgment attached hereto, Title Company acknowledges receipt of the Escrow Deposit. Buyer and Seller shall execute any additional escrow instructions reasonably required by Title Company to complete the transactions provided for herein provided that such instructions are not inconsistent with the terms of this Agreement.

     1.6	Prorations.  The following prorations shall be made effective as of the Closing Date and, to the extent possible, shall be made tentatively at Closing:

     a. Proration Date. All prorations shall be made as of 12:01 a.m., according to the time zone in which the Assets are located, on the Closing Date, as if Buyer were vested with title to the Assets during the entire Closing Date.

     b. Taxes. Ad valorem and personal property taxes and assessments against the Assets for the year of Closing shall be prorated between Seller and Buyer as of the Closing Date. If actual taxes are unknown, they shall be prorated based upon the best available information from the local taxing authority. To the extent that the actual taxes for the current year differ from the amounts so apportioned at Closing, Seller and Buyer shall make all necessary adjustments by appropriate payments between themselves following Closing.

     c. Utilities. Charges for utilities serving the Assets shall be determined as of the day preceding the Closing Date based on a reading of the meter unless such is not reasonably available in which case it will be based on the prior month's utility bills, and Seller shall pay the amount of the utility charges to such date to the utility companies involved or to Buyer in the event Buyer is responsible for the payment of such utility charges. All utility deposits of Seller shall belong to Seller.

     d. Contract Charges. Charges with respect to Contracts (as defined below), if any, actually transferred and assigned to Buyer shall be prorated as of the Closing Date. Payments for obligations under leases of tangible Personal Property transferred and assigned to Buyer will be prorated as of the Closing Date. To the extent not reflected in the closing statements evidencing the Transaction contemplated by this Agreement, Buyer and Seller agree to adjust between themselves outside of Closing any amounts which are the responsibility of the other party pursuant to this subsection.

     e. General Liabilities. Contractual and tort liabilities accruing, or relating to events that occurred, prior to the Closing Date shall remain the responsibility of Seller. Contractual liabilities relating to Contracts expressly assumed by Buyer and accruing, or relating to events that occur, from and after the Closing Date, shall be the responsibility of Buyer.

     The agreements with respect to prorations in this Section 1.5 shall survive Closing. Final settlement of all prorated items shall occur on or before 90 days after the Closing Date, or on the next business day if the 90th day is a Saturday, Sunday or legal holiday, except property taxes which shall be determined upon the date upon which any such amounts shall become ascertainable.

     1.7	Allocation of Purchase Price.  The Purchase Price shall be
allocated among the Assets in the manner reasonably determined by Buyer and Seller in writing prior to Closing. The parties make this allocation with the knowledge and understanding that, if requested by Buyer, it will be used by them for all purposes including federal and state income tax purposes. Each party agrees that it will report the transactions in accordance with such allocation and that it will not take a position inconsistent with such allocation except with the written consent of the other parties to this Agreement.

     1.8	Contesting of Assumed Liabilities; No Third Party Beneficiaries.
Buyer reserves the right to contest in good faith any Assumed Liability.
Seller reserves the right to contest in good faith any liabilities or obligations not expressly assumed by Buyer pursuant to the terms of this Agreement. The assumption by Buyer on the Closing Date of any liabilities hereunder is made for the exclusive benefit of Seller and not for the benefit of any third party, and such assumption, while creating a liability of Buyer to Seller hereunder, shall not be deemed to create any liability of Buyer to any third party. The terms and provisions of this Agreement are intended solely for the benefit of Buyer and Seller and their respective successors or assigns, and it is not the intention of the parties to confer any third-party beneficiary rights upon any other person or entity.

     1.9	Costs of Closing.

     a. Seller's Payments. Seller shall pay the cost and expenses, if any, of the title search and title insurance commitment for the owner's title insurance policy and one-half of the expenses of the escrow, if any.

     b. Buyer's Payments. Buyer shall pay the cost and expenses, if any, of (i) the fees for recording the deed conveying the Real Property; (ii) the premium for the owner's and lender's title policy and the cost of all applicable endorsements thereto; (iii) and one-half of the expenses of the escrow, if any, and (iv) the cost of the survey, if any.

     c. Other Costs. Each party will pay all its own expenses incurred in connection with this Agreement and the Transactions contemplated hereby, including, without limitation (i) all costs and expenses stated herein to be borne by a party, and (ii) all of their respective consulting, accounting, investigation, legal and appraisal fees.

      1.10	Inspection.  Purchaser and/or its attorneys, consultants or
employees ("Authorized Representatives") have: made a physical inspection of all Assets and to the extent Purchaser deemed necessary contacted and confirmed with third parties the nature, scope and status of all Contracts
to be assigned to and assumed by Buyer, if any.   All such inspections shall
be conducted at Buyer's sole expense. Buyer and/or Buyer's agents and representatives shall have the right to conduct any and all such physical, environmental and other inspections, reviews and other analysis as Buyer considers to be appropriate relating to the Assets. Seller shall cooperate with all such inspections and provide Buyer and/or its agents and representatives with access to all assets, books and records in order to
facilitate the foregoing.    Notwithstanding the foregoing, Buyer shall not
be permitted to interfere unreasonably with Seller's operations and the scheduling of any inspections, interviews, and/or testing shall be at reasonable times during normal business hours and shall take into account the timing and availability of access to the applicable information and property. Buyer shall at all times conduct such due diligence in compliance with applicable laws, and in a manner so as to not cause undue damage, loss, cost or expense to Seller or the Assets, and Buyer shall promptly restore the Assets to their condition immediately preceding such inspections and examinations and shall keep the Assets free and clear of any mechanic's liens or materialmen's liens in connection with such inspections and investigations. Seller shall have the right, at its option, to cause a representative of Seller to be present at all such inspections, reviews and examinations. Buyer shall keep all information or data received or discovered in connection with such due diligence strictly confidential. Buyer shall indemnify, protect, defend and hold Seller harmless from and against any obligation, liability, claim
(including any claim for damage to property or injury to or death of any persons), lien or encumbrance, loss, damage, cost or expense, including attorneys' fees (collectively, the "Loss"), in any way caused by the inspections or examinations of the Assets by Buyer or its agents or contractors. The foregoing indemnification shall terminate upon the first anniversary of the Closing but shall survive the termination of this Agreement for any reason.

     ARTICLE 2
     TITLE MATTERS

     2.1	 Title Report/Commitment for Title Insurance.  Seller hereby instructs Title Company to prepare and deliver to Buyer, Seller and the surveyor, if any, at Seller's expense, within ten (10) business days after the Effective Date a commitment to issue an owner's and if applicable a lender's title insurance policy to be issued by a title company reasonably acceptable to Buyer (the "Initial Title Commitment") covering the Real Property, showing all matters, including, without limitation, any environmental liens of record, affecting title to the Real Property and binding Title Company to issue to Buyer at Closing an owner's policy of title insurance on an ALTA (1992 form) extended form of policy in the amount of the Purchase Price applicable to the real property and improvements. Upon receipt of Seller's Closing Notice, Seller shall instruct Title Company to prepare and deliver to Buyer, Seller and the surveyor, if any, described below, at Seller's expense, within ten (10) business days after the Closing Notice Date, an updated commitment to issue an owner's title insurance policy to be issued by the Title Company (the "Updated Title Commitment") covering the Real Property, showing all matters affecting title to the Real Property and binding Title Company to issue to Buyer at Closing an owner's policy of title insurance on an ALTA (1992 form) extended form of policy in the amount of the Purchase Price applicable to the real property and improvements. Seller and Buyer further instruct Title Company to deliver to all such parties copies of all instruments referenced in Schedule B, Section II of each of the Title Commitments.

     2.2	  Survey.  Within ten (10) days after the Effective Date, Buyer may, at its expense and at its option, order a survey or an update to a survey and shall use reasonable efforts to cause such survey to be delivered to Seller and Title Company within ten (10) business days after the Effective Date. Such survey may at the option of Buyer and its lender be either a Class B or a Class A ALTA/ASCM land title survey of the Land and of the Improvements situated thereon (the "Initial Survey"), prepared by a surveyor licensed by Mississippi and certified to Seller, Buyer and Title Company by such surveyor. Within ten (10) days after the Closing
Notice Date, Seller may, at its expense and at its option, order an update to the Initial Survey ("Updated Survey") and shall use reasonable efforts to cause such Updated Survey to be delivered to Buyer and Title Company within ten (10) business days after the Closing Notice Date. Seller shall provide at Closing a certificate to Buyer and Title Company, if requested, that there have been no improvements made to the Real Property since the date of the Initial Survey which would materially alter the depictions on the Initial Survey.

     2.3	Title Defects.  Within ten (10) days after receipt of the later of the Initial Title Commitment and the Initial Survey, if any, Buyer shall notify Seller of any title matters to which Buyer objects (the "Title
Defects") ("Buyer's Notice"). Any matter disclosed in a Title Commitment or Survey and not objected to by Buyer or subsequently waived by Buyer shall be deemed a permitted exception ("Permitted Exception"). Seller shall notify Buyer of Seller's decision not to cure any Title Defect within ten (10) days after receipt of Buyer's Notice; provided, however, Seller shall remove monetary liens relating to borrowed funds or other liens securing indebtedness of an ascertainable amount and mechanic or materialmen's liens, if any. Seller's failure to respond shall be deemed a decision by Seller not to cure any Title Defect. Within ten (10) days of Seller's election not to cure certain Title Defects, Buyer may (i) elect to waive such Title Defects or (ii) terminate this Agreement and receive a full refund of the Escrow Deposit. Buyer's failure to respond shall be deemed a decision by Buyer to waive any and all Title Defects. If the Title Defects, that Seller elected to cure, are not cured by Seller or waived by Buyer on or before the Closing Date then Buyer may (i) elect to waive the uncured Title Defects or (ii) terminate this Agreement and receive a full refund of the Escrow Deposit. Within ten (10) days after receipt of the later of the Updated Title Commitment and the Updated Survey, if any, Buyer shall notify Seller of any title matters not reflected on the Initial Title Commitment or Initial Survey to which Buyer objects (the "New Title Defects") ("Update Notice"). Any new matter not objected to by Buyer or subsequently waived by Buyer shall be deemed a Permitted Exception.
Seller shall notify Buyer of Seller's decision not to cure any New Title
Defect within ten (10) days after receipt of Buyer's Title and Survey
Notice; provided, however, Seller shall remove or bond around monetary liens relating to borrowed funds or other liens securing indebtedness of an ascertainable amount and mechanic or materialmen's liens, if any. Seller's failure to respond shall be deemed a decision by Seller not to cure any New Title Defect. Within five (5) days of Seller's election not to cure certain New Title Defects, Buyer may elect to waive such New Title Defects, or, if the New Title Defect involves a monetary lien or obligation or otherwise has a material adverse effect on the Assets, Buyer may terminate this Agreement and receive a full refund of the Escrow Deposit. Buyer's failure to respond shall be deemed a decision by Buyer to waive the New
Title Defects to which Seller decides not to cure. If the New Title Defects that Seller elected to cure are not cured by Seller or waived by Buyer on or before the Closing Date then Buyer may elect to waive the uncured New
Title Defects or, if the New Title Defect involves a monetary lien or obligation or otherwise has a material adverse effect on the Project, Buyer may terminate this Agreement and receive a full refund of the Escrow
Deposit. Notwithstanding anything herein to the contrary, any lien that may be discharged by the payment of money may be paid and discharged at Closing out of the proceeds of the Purchase Price.

     2.4	  Title Insurance.  At Closing, Seller and Buyer shall instruct]
Title Company to issue a final update to the Title Commitment in which the "GAP" exception has been deleted, binding Title Company to issue to Buyer an owner's policy and if applicable a lender's policy of title insurance
(the "Title Policy") covering the Real Property in the full amount of the Purchase Price. In addition, Title Company shall, if requested, provide an insured closing letter verifying the authority of the applicable agent of the Title Company. The Title Policy shall be an ALTA Form 1992 owner's or lender's policy of extended coverage title insurance with the creditor's rights exception deleted containing such endorsements as may be reasonably requested by Buyer and agreed to by Title Company subject only to: (a) current non-delinquent real estate taxes and assessments; (b) matters set forth in the Title Commitment and approved or waived by Buyer; (c) any other matters approved in writing by Buyer; (d) title exceptions caused by acts or omissions of Buyer; and (e) matters excepted or excluded from coverage by the printed terms of the title insurance policy's standard jacket form. The standard exceptions such as survey and mechanics and materialmen's lien shall be deleted.

     ARTICLE 3
     REPRESENTATIONS AND WARRANTIES
     OF SELLER

     Seller hereby represents and warrants to Buyer that the following matters are true as of the date of executing this Agreement and will be true at Closing:

     3.1	Organization and Qualification.  Seller (i) is a corporation duly organized, validly existing and in good standing under the laws of Mississippi, and (ii) has the power and authority to execute, deliver and perform this Agreement and the transactions contemplated hereby.

     3.2	Binding Agreement.  Subject to the prior approval of the
shareholders of Seller, the execution, delivery and performance of this Agreement has been duly authorized by all necessary action by Seller and constitutes the legal, valid and binding obligation of Seller, enforceable in accordance with its terms. Such shareholder approval is a condition precedent to the consummation of the transactions contemplated hereby other than the lease of the Real Property as contemplated hereby.

     3.3	No Violation.  Neither the execution and delivery of this
Agreement, nor the performance by Seller of its obligations hereunder nor the consummation of the transactions contemplated hereby will (a) violate, be in conflict with, constitute a default under, permit the termination of, or cause the acceleration of the maturity of any debt or obligation of Seller which violation, conflict, default, termination or acceleration individually or in the aggregate with all such other violations, conflicts, defaults, terminations and accelerations would have a material adverse effect on the Assets or on any of the Contracts (as defined below); (b) require the consent of any other person (other than the shareholders of Seller) to, constitute a breach of any agreement, permit, license or commitment to which Seller is a party or by which they or any of its property is bound (which individually or in the aggregate with all other such breaches would have a material adverse effect on the Assets); (c) result in the creation or imposition of any lien upon any of Seller's Assets under any agreement or commitment to which Seller is a party or by which it is bound which would have a material adverse effect upon the Assets; or (d) violate any statute or law or any judgment, decree, order, regulation or rule of any court or governmental authority to which Seller is subject.

     3.4	Absence of Certain Changes.   Except as set forth on Schedule 3.4,
since July 1, 2000, there has not been (i) any change in the Assets other than changes in the ordinary course of business, none of which has been materially adverse; or (ii) any other event or condition of any character which, individually or in the aggregate, materially and adversely affects the Assets. Buyer acknowledges that Seller will be selling its entire inventory of fish to third parties prior to Closing and in connection therewith abandoning certain areas of the Real Property as determined by seller in its sole discretion.

     3.5	Litigation or Proceeding.  There is no suit, claim, action or investigation pending or, to the best knowledge of Seller, threatened by or against Seller affecting the Assets, before any federal, state, municipal or other governmental court, department, commission, board, bureau, agency or instrumentality wherever located, which possibly could prevent the consummation of the transactions contemplated by this Agreement or adversely affect Buyer's enjoyment of or diminish the value of the Assets.

     3.6	Contracts.  Attached hereto as Exhibit 3.6(a) (Contracts Schedule)
is a list of all contracts and leases affecting or relating in any material manner to the Assets (collectively, the "Contracts"). Except for contracts listed in Exhibit 3.6(a), there are no contracts, leases or agreements of any nature, either oral or written, affecting or relating in any material manner to Seller or the Assets or any part thereof.  All of the Contracts contain the entire agreement of the parties thereto, are in full force and effect in accordance with their respective terms, and to the best of
Seller's knowledge, no event exists which, with notice or the passage of time or both, would constitute an event of default by Seller or any other party thereunder.  No party to any Contract has threatened to cancel or terminate such Contract or to Seller's knowledge alleged any default or event which, with notice or passage of time or both, would constitute an event of default under any such Contract.  In addition, to Seller's knowledge, no party to any such Contract has any counterclaim, defense or offset relating in any manner thereto.  No Contract or any right or portion thereof has been assigned, encumbered or subjected to any liens by Seller, except to lenders whose liens shall be released at Closing.
No Contracts have been amended or modified and no terms have been waived
in any manner except as set forth on Exhibit 3.6(a).   Seller has paid in
full all payments required by the terms of the Contracts to be paid prior
to the date hereof.   True and complete copies of all agreements, contracts,
arrangements, plans and other things referred to in Exhibit 3.6(a) have been delivered to Buyer.

     3.7	Title to Assets.  Seller has good, valid and marketable title to its Assets and the Assets are held by Seller and will be transferred to Buyer free and clear of any liens, encumbrances, restrictions or equitable rights of any other party, except for the Permitted Exceptions. A list of all material Assets are contained on Exhibit 1.1(a) attached hereto.

     3.8	Compliance with Law and Regulations.  To the best of Seller's knowledge, the Assets, and the use and operation thereof are in material compliance with all applicable federal, state, municipal and other governmental laws, ordinances, rules, regulations, licenses, permits and authorizations (collectively, the "Laws or Regulations"). To the best of Seller's knowledge, Seller has not received any notice or been made aware of any charge asserting any violation of any such Laws or Regulations.

     3.9	Use of Assets.  To Seller's knowledge, (i) no governmental,
public or private authority intends or desires to appropriate the use of or limit the use of any of the Assets pursuant to any condemnation, eminent domain or similar proceeding; (ii) no fact or condition exists which will result in the termination of the Seller's current access to and from existing streets and utilities.

     3.10	FIRPTA.  Seller is not a "foreign person" (as defined in the
Internal Revenue Code and Income Tax Regulations). The provisions of the Foreign Investment in Real Property Tax Act of 1980, as amended, are not applicable to the Transaction.

     3.11	Payments.  To the best of Seller's knowledge, Seller has not, directly or indirectly, paid or delivered or agreed to pay or deliver any fee, commission or other sum of money or item of property, however characterized, to any government official or representative in any manner related to the Assets which is illegal under any federal, state or local law.

     3.12	Employees.  Exhibit 3.12(a) (Current Employees) sets forth a current schedule of all full and part-time employees of Seller, setting forth in respect of each their position, duties, current salary or wages. Seller is not a party to or bound by any employment agreement or any collective bargaining agreement respecting employees, nor to the best of Seller's knowledge are there pending or threatened any strike, walkout or other work stoppage or any union organizing effort relating to the Assets. There is no unfair practice claim against Seller before the National Labor Relations Board, or any strike, dispute, slowdown, or stoppage pending or threatened against or involving the Assets. Seller is in material compliance with all federal and state laws respecting employment and employment practices, terms and conditions of employment, and wages and hours. There are no pending or, to the best of Seller's knowledge, threatened EEOC claims, wage and hour claims, unemployment compensation claims, workers' compensation claims or the like against Seller.

     3.13	Absence of Creditors' Arrangements or Proceedings.  Seller has not
made any arrangement with Seller's creditors other than in the ordinary course of business, nor have any involuntary or voluntary proceeding been instituted against or by Seller or relating to any of their property under any bankruptcy, insolvency or similar law.

     3.14	Inventory.  The Assets do not include any inventory of Seller of any type, including, without limitation, fingerlings, broodfish, foodfish or feed, supplies or chemicals of any type. Seller will undertake to dispose of its inventory prior to Closing in such manner as Seller deems appropriate in its sole and absolute discretion.

     3.15	 Shares.  Buyer is the sole holder of record, beneficial or
otherwise, of all of the Shares. Except for the restrictions and encumbrances established by Producer's Feed's Articles of Incorporation and other organizational documents, noted on the face of the certificate and under applicable federal and state securities laws and regulations, the Shares are free and clear of any restriction, pledge, claim, lien, security interest or encumbrance thereon or affecting the title thereto. Other than Producer's Feed and as noted on the certificate, no other person owns or has any other rights with respect to the Shares. To the best of Seller's knowledge, no Shares have been issued or transferred in violation of any preemptive or other rights of any person, or any laws or regulations of any governmental authority to which such issuance or transfer may have been subject. There are no outstanding obligations or commitments to purchase, redeem or otherwise acquire any of the Shares, except for this Agreement.

     3.16	No Other Buyer Representations.  Except as expressly set forth herein, Seller acknowledges that no representations or warranties, express or implied, have been made by Buyer or Buyer's representatives.

     3.17	Knowledge Standard.  As used in this Agreement, "to Seller's knowledge", "to the best of Seller's knowledge" or any similar phrase, shall mean the current actual knowledge of Tom Slough and Jayne Dew; provided, however, that nothing in this Agreement shall be deemed to create or impose any personal liability of any kind on either of them.

     ARTICLE 4
     REPRESENTATIONS AND WARRANTIES OF BUYER

     Buyer represents and warrants to Seller that the following matters are true as of the date executing this Agreement and will be true as of Closing:

     4.1	Corporate Organization; Etc.  Buyer is a corporation duly
organized, validly existing and in good standing under the laws of the State of Mississippi and has full corporate power and authority to carry on its business as now being conducted.

     4.2	Authorization of Agreement.  The execution, delivery and
performance of this Agreement has been duly authorized by all necessary corporate action by Buyer and constitutes the legal, valid and binding obligation of Buyer, enforceable in accordance with its terms.

     4.3	No Violation.  Neither the execution and delivery of this
Agreement, nor the performance by Buyer of its obligations hereunder nor the consummation of the transactions contemplated hereby will (a) violate, be in conflict with, constitute a default under, permit the termination of, or cause the acceleration of the maturity of any debt or obligation of Buyer which violation, conflict, default, termination or acceleration individually or in the aggregate with all such other violations, conflicts, defaults, terminations and accelerations would have a material adverse effect on Buyer; (b) except as set forth in Exhibit 4.3 (No Consent or Violation), require the consent of any other person to, constitute a breach of any agreement or commitment to which Buyer is a party or by which it or any of its property is bound (which individually or in the aggregate with all other such breaches would have a material adverse effect on Buyer);
(c) result in the creation or imposition of any lien upon any of Buyer's assets under any agreement or commitment to which Buyer is party or by which it is bound which would have a material adverse effect upon Buyer;
or (d) violate any statute or law or any judgment, decree, order, regulation or rule of any court or governmental authority to which Buyer is subject.

     4.4	Litigation or Proceeding.  There is no suit, claim, action or investigation pending or, to the best knowledge of Seller, threatened by or against Seller affecting the Assets, before any federal, state, municipal or other governmental court, department, commission, board, bureau, agency or instrumentality wherever located, which possibly could prevent the consummation of the transactions contemplated by this Agreement or adversely affect Buyer's enjoyment of or diminish the value of the Assets.

     4.5	Consents and Approvals of Governmental Authorities.  Buyer has
obtained, or prior to Closing will obtain, all consents, approvals or authorizations of, or declarations, filings or registrations with, all governmental or regulatory authorities or other persons required to be made or obtained by Buyer in connection with the execution, delivery and performance of this Agreements.

     4.6	Financial Statements.  Pro forma Financial Statements for the current year reflecting the financial condition of Buyer, including, without limitation, the balance sheet of Buyer (collectively, the "Buyer's Financial Statements"), have been prepared in accordance with general accepted accounting principles consistently applied except as disclosed in the accountant's statement contained therein. A copy of which is attached hereto as Exhibit 4.6.

     4.7	Inspection.  Buyer has made an independent investigation, to the extent Buyer deems necessary or appropriate, concerning the physical condition, value, development, use, marketability, feasibility and suitability of the Project, including, without limitation, land use, zoning and other governmental restrictions.

     4.8	Acquisition for Investment Purposes.  Buyer has such knowledge and experience in financial and business matters that it is capable of evaluation of the merits and risks associated with this Transaction and the Shares. Buyer is acquiring the Shares in a private transaction, solely for its own account for the purpose of investment and not as a nominee or agent for any other person and not with a view to, or for offer or sale in connection with, any distribution of any Shares (other than in a transaction which is either registered under the Securities Act or exempt from such registration, and in compliance with all applicable Blue Sky or state securities laws or exempt therefrom). Buyer agrees and acknowledges that it will not, directly or indirectly, offer, transfer, sell, assign, pledge, hypothecate or otherwise dispose of (hereinafter, "Transfer") any of the Shares unless such Transfer is either (i) pursuant to an effective registration statement under the Securities Act and qualification or other compliance under applicable Blue Sky or state securities laws, or (ii) exempt from registration under the Securities Act and applicable Blue Sky or state securities laws.

     4.9	No Other Seller Representations.  Except as expressly set forth herein, Buyer acknowledges that no representations or warranties, express or implied, have been made by Seller or Seller's representatives.

     4.10	"AS IS, WHERE IS".  BUYER HEREBY EXPRESSLY ACKNOWLEDGES THAT IT
HAS INSPECTED AND EXAMINED OR WILL INSPECT AND EXAMINE THE ASSETS TO THE
EXTENT DEEMED NECESSARY BY BUYER IN ORDER TO ENABLE BUYER TO EVALUATE THE PURCHASE OF THE ASSETS. BUYER REPRESENTS THAT IT IS A KNOWLEDGEABLE BUYER
OF CATFISH FARMS INCLUDING RELATED IMPROVEMENTS, EQUIPMENT AND FACILITIES
AND THAT, EXCEPT AS SET FORTH IN ARTICLE 3, IT IS RELYING SOLELY ON ITS
OWN EXPERTISE AND THAT OF BUYER'S CONSULTANTS, AND THAT BUYER HAS CONDUCTED
OR WILL CONDUCT SUCH INSPECTIONS AND INVESTIGATIONS OF THE ASSETS AS BUYER
IN ITS SOLE DISCRETION DEEMS NECESSARY OR APPROPRIATE, INCLUDING, BUT NOT LIMITED TO, THE PHYSICAL AND ENVIRONMENTAL CONDITIONS THEREOF. BUYER
FURTHER ACKNOWLEDGES AND AGREES THAT BUYER IS ACQUIRING THE ASSETS ON AN
"AS IS, WHERE IS" BASIS WITHOUT REPRESENTATIONS OR WARRANTIES OTHER THAN
THOSE SET FORTH HEREIN AND IN THE DOCUMENTS OF TRANSFER RELATING TO THIS TRANSACTION.

     ARTICLE 5
     COVENANTS OF SELLER

     Seller hereby covenants and agrees as follows:

     5.1	Operations of Seller.  At all times prior to Closing, Seller shall
(i) maintain the Assets in good repair and working order for the efficient operation and management of the Assets, (ii) enter into no contract or other transaction affecting the Assets other than in the ordinary course of business without the prior written consent of Buyer, (iii) perform when due all of Seller's obligations and other agreements relating to the Assets in accordance with applicable agreements, laws, ordinances, rules and regulations. None of the Assets shall be permanently removed from Seller's principal place of business, unless replaced by personal property or fixtures of equal or greater utility and value. Seller shall use commercially reasonable efforts to liquidate its entire fish inventory to third parties prior to thirty (30) months after the Effective Date in such a manner as Seller determines in its sole and absolute discretion. Seller may at any time and from time to time relocate its fish inventory to any ponds located on the Real Property which are not then subject to a Lease with Buyer.

     5.2	Change in Condition.  Seller shall promptly notify Buyer of any change in any condition with respect to the Assets or of any event or circumstance which makes any representation or warranty of Seller to Buyer under this Agreement untrue or misleading in any material respect, or any covenant of Seller under this Agreement incapable or less likely of being performed, it being understood that Seller's obligation to provide notice to Buyer under this Section 5.2 shall in no way relieve Seller of any obligations with respect to its representations, warranties or covenants under this Agreement.

     5.3	Insurance.  The existing insurance policies relating to Seller shall remain continuously in force through the day of Closing.

     5.4	Payment of Liabilities.  Seller has paid or will pay in the
ordinary course of business and in accordance with past practice all bills and invoices for labor, goods, material and services of any kind relating to the Business or the Assets, utility charges, and employee salary and other accrued benefits relating to the period prior to Closing. Seller reserves the right to contest any such liabilities or obligations in good faith.

     5.5	Notification of Subsequent Events.  Prior to Closing, Seller
shall notify Buyer of any written notice received by Seller of any material adverse change in or to the Assets including, without limitation, any notice relating to any insurance contract or policy now held or owned by Seller to cancel or materially increase any premiums relating thereto.

     5.6	Environmental Study.  Seller will reasonably assist and cooperate with any environmental evaluation, study or audit of the Purchased Assets, prepared by, for or at the request of Buyer, at no cost to Seller.

     5.7	Post Closing Transactions.  For a period of 180 days following
Closing, Seller shall not dividend or distribute to Seller's shareholder the proceeds hereof. The foregoing shall not restrict Seller in any manner from paying any and all of its contractual liabilities or obligations in full immediately at or after Closing, including any and all liabilities and indebtedness to Delta Industries, Inc., an affiliates of Seller. In addition, The foregoing shall not restrict Seller in any manner from conveying and/or distributing any of the Excluded Assets at any time and in any manner, for or without value.

     5.8	Representations and Warranties.  Seller will not take any action and will not permit any action to be taken which would cause any of their representations and warranties set forth herein to be untrue as if such warranties and representations were made on and as of the Closing Date.

     5.9	Alienation of Assets.  Seller will not enter into or conduct any discussions with prospective Buyers of the Assets or sell, lease, subject to liens, encumber or otherwise transfer any interest in any of the Assets (except for retirements and replacements in the ordinary course of business, provided that all items which are retired or replaced are contemporaneously replaced by items of substantially equivalent or greater value).

     5.10	Mortgages.  Seller will not create or incur, or acquiesce in the creation, incurrence or existence of, any new mortgage, deed to secure debt, deed of trust, lien, pledge, charge, security interest or other encumbrance which affects the Assets.

     5.11	Employees.  Buyer intends to offer employment to certain of those persons employed by Seller relating to the Business immediately after the Closing, contingent to the extent permitted by law, upon successful completion after Closing of Buyer's drug, alcohol and other standard testing procedures. Seller shall terminate all of its employees who are employed in connection with the Business and shall fully satisfy any and all liabilities or obligations due and payable to its employees, including, without limitation, sick leave, severance, ERISA Plans or other accrued benefits which Seller may owe to its employees as a result of such termination.
Seller further agrees to satisfy or cause its insurance carriers to satisfy all claims for benefits, whether insured or otherwise (including, without limitation, workers' compensation, life insurance, medical and disability programs), relating to Seller's employees, which claims arise out of events occurring prior to the Closing Date. Seller reserves the right to contest any such liabilities or obligations in good faith.

     ARTICLE 6
     COVENANTS OF BUYER

     Buyer hereby covenants and agrees as follows:

     6.1	Affected Employees.  "Affected Employees" shall mean all employees of Seller who are subsequently employed by Buyer immediately after the Closing. Buyer intends to offer employment to a significant number of persons currently employed by Seller in connection with the Business on the Closing Date. Seller and Buyer acknowledge and agree that all employees of Seller shall be terminated as of the Closing Date and that Buyer intends to hire a portion of the employees promptly after Closing. Buyer shall have the sole and exclusive right and obligation as the owner and operator of the Business to make all such hiring decisions. Notwithstanding anything contained herein to the contrary, Delta Industries, Inc. or its affiliates ("Delta") shall have the right to hire any employees of the Company to whom it elects to offer employment; provided, however, Delta shall not hire the following specific individuals for a period of one year after Closing: James Shiers and Sammy Luke.

     6.2	Financial Statements.  Buyer shall deliver to Seller Buyer's
Financial Statements.

     ARTICLE 7
     CONDITIONS TO BUYER'S OBLIGATION TO CLOSE

     Buyer's obligation to close shall be subject to the satisfaction of the following conditions at or prior to Closing unless waived by Buyer:
     7.1	Representations and Warranties True at Closing.  Seller shall deliver to Buyer at Closing a certificate of Seller to the effect that all representations and warranties set forth herein are true and correct in all material respects as of the date of Closing, that all covenants of Seller set forth herein have been duly performed in all material respects, and that all conditions to the obligations of Seller set forth in Article 8 have been satisfied as of the Closing, in the form attached hereto as
Exhibit 7.1 (Seller's Closing Certificate).

     7.2	Compliance with Agreement.  Seller shall have performed and
complied in all material respects with all their obligations under this Agreement which are to be performed or complied with prior to or at the Closing.

     7.3	No Adverse Change.  The Assets shall not have been adversely affected in any material manner such as would prohibit their use as a fish farm.

     7.4	Litigation.  No litigation or other proceeding shall have been commenced or threatened against Buyer or Seller which, in the opinion of Buyer, would adversely affect its enjoyment of the Assets or the ability of any party to close the transactions contemplated hereby.

     7.5	Opinion of Counsel.  Buyer shall have received an opinion, dated the date of the Closing, addressed to Buyer from counsel to Seller, containing the opinions set forth in Exhibit 7.5.

     7.6	Evidence of Authority. Buyer shall have received evidence of existence, organization and authority of Seller (including shareholder approval) reasonably satisfactory to Buyer and its counsel, including, without limitation an Officer's Certificate and Incumbency Certificate in the form attached hereto as Exhibit 7.6 (Seller Officer's Certificate).

     7.7	Closing Documents.  Seller shall have delivered to Buyer (a) such endorsements, assignments, undertakings and other good and sufficient instruments of transfer, in form and substance satisfactory to Buyer and its counsel, as shall be necessary to vest good and marketable title to the Assets in Buyer, including, without limitation, the original certificates evidencing the Shares duly endorsed for transfer to Buyer, Warranty Deed, Special Warranty Bill of Sale and Assignment and Assumption Agreements each in the form attached hereto as Exhibit 7.7 (Conveyance Documents), (b) copies of all of Seller's Contracts being assigned to Buyer, if any, and (c) such other documents as may be necessary to put Buyer in actual possession and operating control of the Assets. Seller shall make the originals of all such documents available to Buyer for inspection during reasonable business hours upon reasonable prior notice.

     7.8	Possession of Assets.  Subject to the Permitted Exceptions, Buyer
shall have full and unrestricted right to possession of the Assets at Closing, and Seller shall deliver possession of the Assets to Buyer.

     ARTICLE 8
     CONDITIONS TO SELLER'S OBLIGATIONS TO CLOSE

     Seller's obligation to close shall be subject to the satisfaction of the following conditions at or prior to Closing unless waived by Seller:

     8.1	Shareholder Approval.  Seller shall have received unconditional approval of the transactions contemplated hereby from its shareholders and further provided that less than one percent (1%) of Seller's shareholders exercise their rights to dissent to the transaction and receive fair value for their shares pursuant to Article 13 of the Mississippi Business
Corporation Act.

     8.2	Payment of Purchase Price.  Buyer shall have paid the Purchase
Price at Closing as provided in Section 1.3 hereof.

     8.3	Representations and Warranties True at Closing.  Buyer shall deliver to Seller at Closing a certificate of Buyer to the effect that all representations and warranties set forth herein are true and correct in all material respects as of the date of Closing, that all covenants of Buyer set forth herein have been duly performed in all material respects, and that all conditions to the obligations of Buyer set forth in Article 7 have been satisfied as of the Closing, in the form attached hereto as Exhibit 8.3 (Buyer's Closing Certificate).

     8.4	Compliance with Agreement.  Buyer shall have performed and
complied with all its obligations under this Agreement in all material respects which are to be performed or complied with by it prior to or at the Closing.

     8.5	Litigation.  No litigation or other proceeding shall have been commenced or threatened against Seller or Buyer which, in the opinion of Seller, would adversely affect Seller's ability to consummate the transaction contemplated hereby.

     8.6	Opinion of Counsel.  Seller shall have received an opinion, dated the date of the Closing, addressed to Seller from counsel to Buyer, containing the opinions set forth in Exhibit 8.6.

     8.7	Evidence of Authority. Seller shall have received evidence of existence, organization and authority of Buyer reasonably satisfactory to Seller and their counsel, including, without limitation an Officer's Certificate and Incumbency Certificate in the form attached hereto as
Exhibit 8.7 (Buyer's Officer's Certificate).

     8.8	Instruments Relating to the Seller Financing and Transfer.  Buyer
shall have delivered to Seller (a) such instruments of transfer, including, without limitation, (a) Assignment and Assumption Agreement(s) in the form attached hereto; (b) the Note and related Security Documents, in a form acceptable to Seller; and (c) such other documents as may be reasonably necessary to close the transactions contemplated hereby.

     8.9	Buyer's Financial Statements.  Seller shall have received prior to Closing updated Buyer's Financial Statements which shall reflect a net worth of not less than $300,000.00 for Buyer.

     ARTICLE 9
     CLOSING; TERMINATION; POST CLOSING

     9.1	Closing.  Seller shall designate the Closing Date by providing written notice to Buyer that Seller has completed the liquidation of its inventory and that Seller is prepared to deliver possession of all of the Real Property to Buyer ("Closing Notice"), which shall be effective upon Buyer's receipt thereof ("Closing Notice Date"). The Closing shall take place at the offices of the Forman, Perry, Watkins, Krutz & Tardy, PLLC on such date and at such time as may be fixed by mutual agreement of the parties, but no event later thirty (30) days after the Closing Notice Date ("Closing" or "Closing Date"). In no event shall the Closing Notice,
Closing Notice Date or the Closing Date occur later than December 31, 2002.

     9.2	Termination.  At any time before the Closing, this Agreement may be terminated (i) by mutual consent of the parties, (ii) by Buyer if there has been a material misrepresentation, material breach of warranty or material breach of covenant by Seller, (iii) by Seller if there have been a material misrepresentation, material breach of warranty or material breach of covenant by Buyer, (iv) by Buyer if any condition set forth in Article 7 has not been satisfied at or before the Closing or (v) by Seller if any condition set forth in Article 8 has not been satisfied at or before the Closing.

     9.3	Breach by Buyer.  IF BUYER DEFAULTS UNDER ANY PROVISION OF THIS
AGREEMENT AND CLOSING DOES NOT OCCUR, THEN SELLER SHALL BE RELEASED FROM
ALL OBLIGATIONS AT LAW OR IN EQUITY TO CONVEY THE ASSETS TO BUYER.  BUYER
AND SELLER AGREE THAT AS SELLER'S SOLE REMEDY FOR A DEFAULT HEREUNDER, BY WRITTEN NOTICE TO BUYER, SELLER SHALL BE ENTITLED TO TERMINATE THIS
AGREEMENT AND BE ENTITLED TO RECEIVE THE ESCROW DEPOSIT PLUS ACCRUED
INTEREST THEREON AS LIQUIDATED DAMAGES.  BUYER AND SELLER ACKNOWLEDGE AND
AGREE THAT ACTUAL DAMAGES WILL BE EXTREMELY DIFFICULT AND IMPRACTICAL TO ASCERTAIN. THEREFORE, THE SUM REPRESENTED ABOVE SHALL BE DEEMED TO
CONSTITUTE A REASONABLE ESTIMATE AND AGREED STIPULATION OF SELLER'S DAMAGES SHALL CONSTITUTE SELLER'S SOLE AND EXCLUSIVE REMEDY IN THE EVENT THIS TRANSACTION FAILS TO CLOSE AS A RESULT OF BUYER'S DEFAULT.
NOTWITHSTANDING THE FOREGOING, BUYER'S LIABILITY UNDER SECTION 7.1 HEREOF
SHALL BE UNAFFECTED AND SHALL REMAIN IN FULL FORCE AND EFFECT.

     9.4	Breach by Seller.  IN THE EVENT THAT SELLER FAILS TO PERFORM ALL
OF SELLER'S OBLIGATIONS UNDER THIS AGREEMENT AND BUYER PERFORMS ALL OF ITS OBLIGATIONS OR TENDERS PERFORMANCE, INCLUDING THE OBLIGATION TO CONSUMMATE
THE TRANSACTION, THEN BUYER MAY MAKE WRITTEN DEMAND TO SELLER FOR
PERFORMANCE OF THIS AGREEMENT.  IF SELLER FAILS TO COMPLY WITH BUYER'S
WRITTEN DEMAND WITHIN 10 DAYS AFTER RECEIPT OF SUCH WRITTEN DEMAND FOR PERFORMANCE, BUYER SHALL HAVE THE EXCLUSIVE RIGHT TO (I) WAIVE SUCH
DEFAULT, (II) SEEK SPECIFIC PERFORMANCE OF SELLER'S OBLIGATIONS UNDER THIS AGREEMENT, OR (III) TERMINATE THIS AGREEMENT AND BE ENTITLED TO A REFUND
OF THE ESCROW DEPOSIT PLUS ALL ACCRUED INTEREST THEREON AND PAYMENT BY
SELLER OF AN AMOUNT NOT TO EXCEED $30,000 IN ORDER TO REIMBURSE BUYER'S
ACTUAL OUT OF POCKET EXPENSES ASSOCIATED WITH THIS TRANSACTION, BUT WITHOUT FURTHER LIABILITY ON SELLER'S PART. SELLER AGREES THAT THE PROJECT IS
UNIQUE AND THAT DAMAGES FOR FAILURE BY SELLER TO CONSUMMATE THE TRANSACTION
WILL BE IMPRACTICABLE AND EXTREMELY DIFFICULT TO DETERMINE.  THEREFORE, IN
THE EVENT THAT SELLER FAILS OR REFUSES TO CONSUMMATE THE TRANSACTION AND
BUYER SEEKS SPECIFIC PERFORMANCE, SELLER SPECIFICALLY AGREES THAT THE REMEDY
OF SPECIFIC PERFORMANCE  IS AN APPROPRIATE REMEDY FOR BUYER, AND SELLER
WAIVES AND AGREES NOT TO ASSERT ANY CLAIM OR DEFENSE THAT SPECIFIC
PERFORMANCE IS NOT AN APPROPRIATE REMEDY FOR BUYER.

     9.5	Knowledge as a Defense.  Seller shall have no liability with respect to a breach of the covenants, representations and warranties of Seller set forth in this Agreement or any documents delivered pursuant hereto to the extent that Buyer proceeds with the Closing of the transaction contemplated with actual knowledge of any such breach or such breach was otherwise disclosed or known to Buyer at or prior to Closing.

     9.6	Post-Closing Deliveries.  After the Closing, each party to this
Agreement shall, at the request of the other, furnish, execute and deliver such documents, instruments, certificates, notices or other further assurances as the requesting party shall reasonably request as necessary or desirable to effect complete consummation of this Agreement and the transactions contemplated hereby.

     ARTICLE 10
     RISK OF LOSS

     10.1	Risk of Loss.  The risk of loss or damage to the Assets by fire, or other casualty, or condemnation, prior to Closing, is assumed by Seller. Seller shall maintain in full force and effect all insurance policies currently covering the Assets until Closing. In the event that, prior to Closing, the Assets, or any substantial part thereof, are destroyed or materially damaged, Seller must deliver to Buyer written notice of such event within ten (10) days of Seller's learning of such events, and Buyer shall have the right, exercisable by giving notice of such decision to Seller within fifteen (15) days after receiving notice of such damage or destruction, to terminate this Agreement and receive a full refund of the Escrow Deposit, in which case, except as expressly provided herein, neither party shall have any further rights or obligations hereunder.
If Buyer elects to accept the Assets in their then condition, all proceeds of insurance awards payable to Seller by reason of such damage or destruction shall be paid or assigned to Buyer and Buyer shall receive a credit in the amount of the deductible under Seller's insurance policy.
In the event of non-material (less than $50,000) damage to the Assets, which damage Seller is unwilling to repair or replace, Buyer shall have to accept the Assets in their then condition and proceed to close without any reduction to the Purchase Price. It being the understanding of the parties that Seller shall have no obligation to conduct any repair or replacement of a capital nature.

     ARTICLE 11
     MISCELLANEOUS

     11.1	Consents.  Seller and Buyer shall each promptly file or submit and diligently pursue any and all applications or notices with federal, state, local and/or regulatory authorities and all other requests with any private persons or entities for consents, approvals, authorizations and permissions which are reasonably considered necessary or appropriate by the other party for the consummation of the transaction or to prevent the termination of any rights material to the Assets.

     11.2	Contested Assignment.  Anything contained herein to the contrary notwithstanding, this Agreement shall not constitute an agreement to assign any claim, right, contract, license, lease or commitment if an attempted assignment thereof without the consent of another party thereto would constitute a breach thereof or in any material way affect the rights of Seller thereunder. An attempted assignment would be ineffective or would materially affect Seller's rights thereunder so that Buyer would not in fact receive all such rights. Seller shall cooperate in any reasonable arrangement designed to provide for Buyer the benefits under any such claim, right, contract, license, lease or commitment, including, without limitation, enforcement of any and all rights of Seller against the other party or parties thereto arising out of the breach or cancellation by such other party or otherwise.

     11.3	Limited Survival Period.  All covenants, obligations,
representations, warranties and agreements contained in this Agreement (excluding the warranties of title contained in the Conveyance Documents) shall survive the Closing for a period of 180 days. The rights and remedies of each party shall terminate at the expiration of the 180 day time period stated above, unless written notice of a breach of any applicable representation, warranty or covenant is delivered to the breaching party within the stated 180 day time period and any legal action or proceeding must be commenced within 240 days following the Closing or it will be forever barred. Neither party has made any representation or warranty to the other in connection with the transaction contemplated herein except as contained in this Agreement and any other instrument, agreement or writing provided for or contemplated by this Agreement.

     11.4	Successors or Assigns.   Unless consented to by the other party,
no party shall assign or transfer their rights, obligations or liabilities under this Agreement. Subject to the foregoing, this Agreement and the terms and provisions hereof shall inure to the benefit of and be binding upon the representatives, successors and assigns of the parties.

     11.5	No Benefit to Others.  The representations, warranties, covenants and agreements contained in this Agreement are for the sole benefit of the parties hereto and their permitted successors and assigns, if any, and they shall not be construed as conferring and are not intended to confer any rights on any other persons or third parties.

     11.6	Announcements. All public announcements regarding the purchase of the Assets shall be subject to prior approval of Seller, except as otherwise deemed necessary and required by legal counsel for either party hereto. Buyer acknowledges that Seller is a public company and as such has various disclosure and reporting obligations under applicable securities laws, rules and regulations. Seller shall be the solely responsible for its disclosure and such disclosure shall not require the prior approval or consent of Buyer.

     11.7	Further Assurances.  The parties agree to take such further action and execute such documents and instruments as may be reasonably required in order to more effectively carry out the terms of this Agreement and the intentions of the parties.

     11.8	Broker's Fees.  Seller and Buyer have not incurred any broker's or finder's fees or retained or authorized any broker or finder to act on their behalf in connection with the transactions contemplated hereby, including, without limitation, the sale of the Assets contemplated hereunder. Seller and Buyer represent to each other that they have acted directly and independently with the other as principals and that neither
Seller nor Buyer have retained or authorized the services of any broker or finder with respect to this transaction. Seller agrees to indemnify and hold Buyer harmless from and against all claims, liabilities, and obligations for any commission, finder's fee, or other compensation in connection with this Agreement claimed by or through Seller. Buyer agrees to indemnify and hold Seller harmless from and against all claims, liabilities, and obligations for any commission, finder's fee, or other compensation in connection with this Agreement claimed by or through Buyer. These mutual indemnifications shall survive Closing or termination of this Agreement for any reason.

     11.9	Notices.  Any notice or other communication required or permitted to be given hereunder shall be deemed to have been properly given when delivered if by personal delivery or two days after deposit in the mail, if mailed by certified mail, postage prepaid, addressed to the addresses of the parties first referenced above (or to such other addresses as the parties may specify by due notice to the others) with a copy to the legal counsel of each party hereto.

     11.10	Counterparts.  This Agreement may be executed in any number
of counterparts, each of which shall for all purposes be deemed to be an original and all of which together shall constitute one and the same agreement binding on all the parties.

     11.11	Facsimile Signatures.  In order to expedite the Transaction
contemplated herein, telecopied signatures may be used in place of original signatures on this Agreement. All parties hereto intend to be bound by the signatures on the telecopied document, are aware that other parties will rely on the telecopied signatures, and hereby waive any and all defenses to the enforcement of the terms of this Agreement based on the form of signature.

     11.12	Headings.  The headings in this Agreement are intended solely for convenience or reference and shall be given no effect in the construction or interpretation of this Agreement.

     11.13	Governing Law.  This Agreement shall be governed by the laws of the State of Mississippi without regard to its conflict by laws provisions.

     11.14	Waiver of Jury Trial.  Each of the parties irrevocably waives any right to a jury trial with respect to any matter arising out of or in connection with this Agreement.

     11.15	Arbitration.

     a. All disputes between the parties submitted to arbitration shall be resolved by binding arbitration administered by the American Arbitration Association (the "AAA").

     b. To the maximum extent practicable, the AAA, the arbitrator (or the Arbitration Panel, as appropriate) and the parties shall take any action necessary to require that an arbitration proceeding hereunder shall be concluded within 180 days of the filing of the dispute with the AAA.
Unless the parties shall agree otherwise, arbitration proceedings hereunder shall be conducted in Jackson, Mississippi. Arbitrators shall be empowered to impose sanctions, permit or order depositions and discovery and to take such other actions as they deem necessary to the same extent a judge could pursuant to the Federal Rules of Civil Procedure and applicable law. With respect to any dispute, each party agrees that all discovery activities shall be expressly limited to matters directly relevant to the dispute and any arbitrator, Arbitration Panel and the AAA shall be required to fully enforce this requirement.

     11.16	Attorneys' Fees.  Should either party hereto institute any
action or proceeding in any court to enforce any provision of this Agreement, the prevailing party shall be entitled to receive from the losing party reasonable attorneys' fees and costs incurred in such action or proceeding, or appeal thereof, whether or not such action or proceeding is prosecuted to judgment.

     11.17	Computation of Time Periods.  All periods of the time
referred to in this Agreement shall include all Saturdays, Sundays and state or national holidays, unless the period of time specifies business days, provided that if the date or last date to perform any act or give any notice or approval shall fall on a Saturday, Sunday or state or national holiday, such act or notice may be timely performed or given on the next succeeding day which is not a Saturday, Sunday or state or national holiday.

     11.18	Time of the Essence.  Time is of the essence with respect to of all matters set forth in this Agreement.

     11.19	No Waiver.  No waiver by either party of any breach by the
other of any provision of this Agreement shall be deemed or construed to be a waiver of any subsequent or continuing breach of the same or any other provision of this Agreement; nor shall any forbearance by either party from the exercise of a remedy for any such breach be deemed or construed to be a waiver by such party of any of its rights or remedies with respect to such breach.

     11.20	Exclusiveness.  This Agreement together with the exhibits
attached hereto embodies all of the representations, warranties and agreements of the parties hereto with respect to the subject matter hereof, and all prior understandings, representations and warranties (whether oral or written) with respect to such matters are superseded and may not be amended, modified, waived, discharged or orally terminated except by an instrument in writing signed by the party or an executive officer of a corporate party against whom enforcement of the change, waiver, discharge or termination is sought. The making, execution and delivery of this Agreement by the parties hereto has been induced by no representation, statements, warranties or agreements other than those expressed herein.

     11.21	Severability.  The invalidity or unenforceability of any
particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provisions were omitted. Furthermore, in lieu of such illegal, invalid or unenforceable provision there shall be added automatically as a part of this Agreement a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible and be legal, valid and enforceable.

     11.22	Interpretation, No Presumption.  It is acknowledged by the
parties that this Agreement has been reviewed and negotiated by attorneys for all parties and, therefore, no presumptions shall arise favoring either party by virtue of the authorship of any of its provisions.

     11.23	Exhibits.  The exhibits attached hereto, and all post
execution exhibits attached prior to Closing, are hereby incorporated into this Agreement and wherever reference is made to them it shall be as if they were set out in full at the point at which such reference is made.

     11.24	Confidentiality.  Unless Seller otherwise agrees in writing,
Buyer agrees that all confidential proprietary information regarding the Project of whatsoever nature made available to it by Seller or Seller's agents or representatives or developed by Buyer ("Confidential Information"), is confidential and shall not be disclosed to any other person except those assisting Buyer with this Transaction, or Buyer's lender, if any, or except as required by law. The provisions of the foregoing sentence shall not apply to any information which is otherwise available to the public or which has been obtained from sources that are not subject to a similar confidentiality restriction or to disclosures as required by law. Further, Buyer agrees not to use any Confidential Information for any purpose other than to determine whether to proceed with the Transaction contemplated by this Agreement. Upon Closing, all uch Confidential Information shall be the sole and exclusive property of Buyer and not subject in any manner to this confidentiality restriction. Provided, however, in the event the Transaction contemplated by this Agreement does not close for any reason other than a breach by Seller, the provisions of this Section 11.24 shall survive the termination of this Agreement for a period of three (3) years.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.

                              Buyer:
                              H & S Fish Farms, Inc.

                              By: _______________________________
                                   Name:________________________
                                   Title:_________________________


                              Seller:
                              Farm Fish, Inc.

                              By:___________________________
                                   Name:________________________
                                   Title:_________________________

     EXHIBIT 1.1(a)-Real and Personal Property Schedule


     The Assets include the following:

     Real Property. That certain real property, including fixtures, buildings, improvements, and all appurtenant rights relating thereto owned by Seller and described on Schedule 1.1(a) - Real Property attached hereto (collectively, the "Real Property").

     Personal Property. All machinery, equipment, vehicles, tools, supplies, spare parts, furniture and all other personal property (other than personal property leased pursuant to Contracts (as hereinafter described) owned, utilized or held for use by Seller on the Closing Date and listed on
Schedule 1.1(a) - Personal Property attached hereto.

     Contracts. All the Seller's rights in, to and under all contracts, leases, agreements, purchaser orders and sale orders of Seller described on Exhibit 3.15(a) and approved by Buyer which relate directly to the Assets.

     Shares.  The specific 1908 shares of Producer's Feed referenced on
Schedule 1.1(a) - Securities attached hereto.

     EXHIBIT 1.1(b) -Excluded Assets


     The Excluded Assets shall include the following:

     Cash and Cash Equivalents.  All cash and cash equivalents.

     Receivables.  All accounts and notes receivable.

     Personal Property. All personal property of any type not specifically included in the Assets to be conveyed to Buyer.

     Trade name. All rights to the name "Farm Fish" and all other trade names used by Seller.

     Securities. All right and interest in all wholly owned subsidiaries of Seller, including, without limitation, Dis, Inc. and Dat, Inc.

     Insurance Policies.  All existing insurance policies of Seller.

     Tax Credits and Records. Federal, state and local income and franchise tax credits and tax refund claims and associated returns and records.

     Other Assets. All other tangible and intangible assets of Seller, of any type and wherever located, which are not specifically included in the Assets to be conveyed to Buyer.

     Miscellaneous. Seller's existing litigation, employee benefit plans, contracts with affiliates, books and corporate records.

     EXHIBIT 1.2 -Leases

     Real Property and Equipment Leases

See attached.

      EXHIBIT 1.3 -Security Documents

Promissory Note

Deed of Trust and Security Agreement

Opinion Letter from Borrower's counsel

UCC-1 Financing Statement

Mortgagee Title Policy (to be provided at closing)

     EXHIBIT 3.6(a) - Contracts Schedule

None

EXHIBIT 3.12(a) - Current Employees


See attached.

EXHIBIT 4.3 - No Consent or Violation

None.

EXHIBIT 7.1 - Seller's Closing Certificate

See attached.

	EXHIBIT 7.6 - Seller Officer's Certificate

See Attached.

	EXHIBIT 8.3 - Buyer's Closing Certificate

See Attached.

	EXHIBIT 7.5, 8.6 - Opinions

See Attached

	EXHIBIT 8.7 - Buyer's Officer's Certificate

See Attached.