Form 10QSB
period 2000-09-30
FARM FISH INC
filed 2000-11-08
CIK 34551

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20001

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES AND EXCHANGE ACT OF 1934

  FOR QUARTER ENDED SEPTEMBER, 2000               COMMISSION FILE NUMBER 07320

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






















                                  FARM FISH, INC.

                                      INDEX

                                                                      PAGE
PART I        FINANCIAL INFORMATION

   Item 1	    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets
                 September 30, 2000 and December 31, 1999                   1

              Condensed Consolidated Statements of Operations
                 Three Months and Nine Months Ended Sept. 30, 2000
                 and 1999                                                   2

              Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended Sept. 30, 2000 and 1999                   3

              Notes to Condensed Consolidated Financial
                 Statements                                                 4

              Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       5,6


PART II       OTHER INFORMATION

              Item 1                                                        7

		    Item 4		                                              7

	         Item 6                                                        7

                         PART I FINANCIAL INFORMATION

                                 FARM FISH, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
           SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                       SEPT. 30,      DEC. 31,
                                                         2000           1999
                                                   ____________________________
                                                    (UNAUDITED)       (NOTE 1)
                                    ASSETS

CURRENT ASSETS
  Cash                                              $   22,357       $  147,393
  Accounts Receivable                                  140,586          236,568
  Inventories - Note 2                               5,933,399        5,341,273
  Prepaid Expenses                                                        4,342
                                                    ----------        ---------
  Total Current Assets                               6,096,342        5,729,576
PROPERTY, PONDS, AND EQUIPMENT - NET                 1,768,620        2,060,799

OTHER ASSETS                                           309,518          398,455
                                                    ----------        ---------
TOTAL ASSETS                                        $8,174,480       $8,188,830
                                                    ==========       ==========

                     LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Notes Payable                                     $1,287,492       $1,515,000
  Accounts Payable                                     141,595          142,200
  Advances Payable to Shareholder                    2,169,635        2,077,222
  Accrued Expenses                                      73,276           40,610
                                                    ----------        ---------
TOTAL CURRENT LIABILITIES                            3,671,998        3,775,032

DEFERRED INCOME TAXES                                  108,000          108,000

STOCKHOLDERS' EQUITY
Common Stock - without par value, authorized
5,000,000 shares, subscribed and issued 2,688,605
shares at stated value at Sept. 30, 2000 and
2,688,605 shares at December 31, 1999                4,424,336        4,424,336

Additional Paid-In Capital                             475,776          475,776
Retained Earnings (Deficit)                           (505,630)        (594,314)
                                                    -----------       ----------
TOTAL STOCKHOLDERS' EQUITY                           4,394,482        4,305,798
                                                    -----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $8,174,480       $8,188,830
                                                    ===========       =========
See accompanying notes to condensed consolidated financial statements.

                                FARM FISH, INC.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)
       FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPT. 30             SEPT. 30
                                   _____________________  __________________
                                   2000            1999   2000          1999

NET SALES                         $  620,313 $  420,136  $1,579,735 $1,030,936

OTHER INCOME                          13,122        884     120,331     76,200
                                   ---------  ---------   ---------  ---------
                                     633,435    421,020   1,700,066  1,107,136

COST AND EXPENSES
 Cost of Sales                       533,423    356,568   1,322,442    887,502
 Selling, General, and
   Administrative Expenses            76,805     49,979     152,759    143,140
 Interest                             31,232     17,576      76,907     32,725
                                   ---------  ---------   ---------  ---------
Total Cost and Expense               641,460    424,123   1,552,108  1,063,367

INCOME (LOSS) BEFORE INCOME TAXES     (8,025)    (3,103)    147,958     43,769

INCOME TAX EXPENSE                         0     21,133     (59,273)   (13,711)
                                   ---------  ---------   ---------  ---------
NET INCOME (LOSS)                   $ (8,025)  $  18,030    $ 88,685   $ 30,058
                                   =========  =========   =========   ========
NET INCOME PER BASIC AND
DILUTED SHARE                         $0.00      $0.007        $.03       $.01
                                   =========  =========   =========    ========

WEIGHTED AVERAGE BASIC AND DILUTED
COMMON SHARES OUTSTANDING          2,688,605  2,688,605   2,688,605  2,688,605
                                   =========  =========   ========= ==========










See accompanying notes to condensed consolidated financial statements

                               FARM FISH, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                     NINE MONTHS ENDED
                                                         SEPT. 30
                                                   ______________________
                                                   2000              1999

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                           $   (83,332)   $(1,025,914)

INVESTING ACTIVITIES
 Sale of Equipment                                  93,391              0
 Purchase of Equipment                                   0        (42,000)


FINANCING ACTIVITIES
 Proceeds from Borrowing                           247,492       1,080,000
 Principal Payments on Borrowing                  (475,000)        (50,000)
 Advances from Shareholders                         92,413          66,591
                                                 ---------       ---------
NET CASH PROVIDED BY(USED IN)
FINANCING ACTIVITIES                              (135,095)       1,096,591

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (125,036)          28,677

CASH AND CASH EQUIVALENTS AT BEGINNING             147,393           24,965
                                                  --------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $22,357           $3,712
                                                  ========          =======















See accompanying notes to condensed consolidated financial statements

                               FARM FISH, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30,2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE 2: INVENTORIES

The components of inventory consist of the following:

                                                 SEPT. 30,       DEC. 31,
                                                   2000            1999
                                                 _________________________

              Live Fish                          $5,892,689      $5,310,120

              Feed and Supplies                      40,710          31,153
                                                 ----------      ----------
              TOTAL INVENTORY                    $5,933,399      $5,341,273
                                                 ==========      ==========



NOTE 3: SALE OF ASSETS

During the first quarter of fiscal 2000, the Board of Directors authorized officers of the Company to initiate negotiations with certain interested third parties regarding the sale of all of the Company's land, ponds and improvements, building and certain equipment. An agreement was entered into in the third quarter of fiscal 2000 for the sale of such assets, subject to the approval of the and stockholders of the Company. The Company determined that the sale will be for an amount which approximates the book value of the assets being sold.
It is the Company's intention to grow-out and sell the existing live fish inventory.

                               FARM FISH, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATION


The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying statements of income.

OPERATING RESULTS:

     NINE MONTHS ENDED SEPT. 30, 2000, COMPARED TO NINE MONTHS ENDED SEPT. 30, 1999

     Sales for the period ending September 30, 2000 were $1,579,735 compared to $1,030,936 for the same period in 1999.

     During the nine month period ended September 30, 2000, Farm Fish, Inc. made a profit before taxes of $147,958 compared to $43,769 profit for the same period in 1999.

     The price of live fish sold for the period averaged $.777 per pound compared to $.754 per pound for the same period in 1999. Fingerling sales were $302,576 for 2000. There were no fingerling sales in 1999.

     Cost of Sales was 83.7% of sales for the current nine month period compared to 86.0% of sales for the same period of 1999. The average production cost of fish for the period was $.6183 per pound compared to $.5985 average production cost per pound for the same period last year.

     The company had other income including dividends from a feed cooperative of $120,331 for the current nine month period compared to $76,200 for the first nine months of last year.


     THREE MONTHS ENDED SEPTEMBER 30,2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Net sales for the three months ended September 30, 2000 increased by $200,177 from 1999. Fingerling sales of $137,385 was the major factor for the increase. The number of pounds of food fish sold during the period increased by 51,043 pounds. The average selling price of food fish during this period decreased by $.014 per pound.

     Cost of sales increased from 1999 by $176,855.

                                 FARM FISH, INC.

                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY

     As of September 30, 2000, current assets exceeded current liabilities by $2,424,344 compared to $1,954,544 at December 31, 1999.

     Farm Fish, Inc. had an unused line of credit with a local bank as of September 30, 2000 of $712,508. The total line of credit as of September 30, 2000 and 1999 was $2,000,000. In addition to this line of credit and internally generated funds, the Company would rely on Delta Industries, Inc. to supply additional working capital, if needed.

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

     There was no report on Form 8-K for the quarter ended September 30, 2000.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FARM FISH



                                            ____________________
                                              (Registrant)




November 4, 2000
_____________                               _____________________________
   Date                                     Jayne Dew Secretary/Treasurer