Form 10KSB
period 2000-12-31
FARM FISH INC
filed 2001-05-23
CIK 34551

Securities and Exchange Commission
                           Washington D.C. 20549

                               Form 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended December 31, 2000  Commission file number 0-7320

                             FARM FISH, INC.
             (Name of small business issuer in its charter)



     Mississippi                                    64-0532896
    -------------                                   -----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)


 Post Office Box 23109
 Jackson, MS                                            39225-3109
 ---------------------                                  -----------
 (Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code - (601) 354-3801

    Securities Registered under Section 12(g) of the Exchange Act:

                              No-Par Common Stock
                             ---------------------
                               (Title of Class)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended December 31, 2000 were $2,288,827.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2000 - Indeterminate*

(2,688,605 shares issued and outstanding as of December 31, 2000)

                   DOCUMENTS INCORPORATED BY REFERENCE


     See Exhibits and Reports on 8-K below.

     * For purposes of the response to this item only, Delta Industries, Inc. and all directors of the Registrant have been deemed affiliates of the Registrant.

     * The Registrant has been advised by two broker sources who have heretofore traded in the stock of the Registrant that there is insufficient basis for establishing a market value.

                            Farm Fish, Inc.

                             Form 10-KSB

                          Table of Contents

          Item                                                  Page(s)
          ----                                                  -------

     Part I

 1.  Description of Business                                      7-9
 2.  Description of Property                                       9
 3.  Legal Proceedings                                            10
 4.  Submission of Matters to a
     Vote of Security Holders                                     10

     Part II

 5.  Market for Registrant's Common
     Stock and Related Stockholder Matters                       10-11
 6.  Management's Discussion and Analysis
     of Financial Condition and Results
     of Operations                                               11-13
 7.  Financial Statements                                          14
 8.  Changes In and Disagreements with
     Accountants on Accounting and Financial
     Disclosure                                                    10

     Part III

 9.  Directors, Executive Officers, Promoters
     and Control Persons; Compliance With Section
     16(a) of the Exchange Act                                    3-4

10.  Executive Compensation                                        5
11.  Security Ownership of Certain Beneficial
     Owners and Management                                        5-6
12.  Certain Relationships and Related Transactions               7-8
13.  Exhibits and Reports on Form 8-K                              25




                     DIRECTORS AND EXECUTIVE OFFICERS

            (a)      Directors


                                                             Other
                                                             Positions
                            Date Term of          Director   and Offices
Name                 Age    Office Expires         Since     with Farm Fish
-----------         -----   ---------------       --------   --------------

Leland R. Speed       66    Annual Meeting of        1982	  Chairman of
                            Stockholders, 2001                the Board of
                                                              Directors

Thomas R. Slough, Jr. 72    Annual Meeting of        1982     President
                            Stockholders, 2001

W. D. Mounger         73    Annual Meeting of        1984     None
                            Stockholders, 2001

R. Reed Doyle         46    Annual Meeting of        1998     None
                            Stockholders, 2001


            (b)       Executive Officers
                                                           Other
                                                           Positions
                                                Officer    and Offices
Name                Age   Office Held            Since     with Farm Fish

Leland R. Speed        66   Chairman of             1984     Director
                            the Board of Directors

Thomas R. Slough, Jr.  72   President               1984     Director

David Robison          50   Vice President          1993     None

Jayne Dew              50   Secretary/Treas         1998     General
                                                             Manager of
                                                             farm
                                                             operations

     Messrs. Speed and Slough were first elected as officers on December 3, 1984. Mr. Robison was first elected in 1993. Ms. Dew was first elected in 1998. The bylaws provide that the terms of the present officers will expire when their successors are elected and qualify.

            (c)        Family Relationships

     There are no family relationships among the directors and officers.


    (d)        Business Experience for the Past Five Years

     (1)   (i)   Leland R. Speed is Chairman of the Board of Directors of

Farm Fish and a director of Delta Industries. Mr. Speed is also Chairman of Parkway Properties, Inc. and EastGroup Properties, Inc. which engage generally in the business of real estate development. He is also a director of Mississippi Valley Gas Company and First Mississippi
Corporation.

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

(v) R. Reed Doyle, a director of Farm Fish, is a manager with Silver Creek Plantation, which engages in the business of farm-raised catfish. Mr. Doyle has been in the farm-raised catfish industry for over 25 years. Mr. Doyle is a director of Delta Industries.

(v) David Robison, Vice President of Farm Fish, is President and Chief Executive Officer of Delta Industries, a corporation primarily engaged in the marketing of ready mix concrete.

          (vi) Jayne Dew, Secretary-Treasurer of Farm Fish, has been the general manager of the farm operations for Farm Fish since 1983.

       (2)      Delinquent Filings

     Based solely upon a review of: (i) Forms 3 and Forms 4 and Amendments thereto furnished to Farm Fish pursuant to Securities and Exchange Commission Rule 16a-3(e) during the fiscal year ended December 31, 2000; (ii) Forms 5 and amendments thereto furnished to Farm Fish during the fiscal year ended December 31, 2000; and (iii) written representations of officers, directors and beneficial owners of more than 10% of Farm Fish no-par common stock, there were not any known failures of such officers, directors or beneficial owners of more than 10% of Farm Fish no-par common stock to report transactions required to be reported on the above Forms on a timely basis or to file a required Form during the fiscal year ended December 31, 2000. Additionally, there were no known late reports made on the above Forms during the fiscal year ended December 31, 2000.

                             COMMITTEES

      Farm Fish has no standing audit, nominating or compensation committees. The entire Board performs such duties.

     The Board of Directors is responsible for selecting nominees for the election of directors, and evaluating the performance of incumbent directors and determining whether to nominate them for reelection.

                              MEETINGS

     The Board of Directors of Farm Fish held six official meetings during the last fiscal year. No director attended less than 75% of the meetings. In addition, certain actions were taken during the year by unanimous written consent of all directors in lieu of holding a formal meeting.

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

     Since it acquired its first block of Farm Fish stock in October
1982, Delta Industries has made substantial loans and non-interest bearing advances to Farm Fish, and has guaranteed significant amounts of Farm Fish's outstanding indebtedness. As of December 31, 2000, Farm Fish had advances payable to Delta Industries in the amount of $2,139,825. As of December 31, 2000, Delta Industries was guarantor of a Farm Fish short-term line of credit from a bank with an outstanding principal balance of $1,145,291.

       (b) Transactions Between Farm Fish and Silver Creek Plantation

In September 1997 the Company purchased 591 shares of stock in Delta Pride Catfish, Inc., a cooperative of catfish producers, from Silver Creek Plantation. T.L. Reed, a director of the Company at the time, was the owner and president of Silver Creek Plantation. The stock was purchased for cash in the amount of $111,226, plus the assumption of $333,090 in operating losses of Delta Pride allocated to such stock. The Board of Directors approved the transaction and the purchase price after reviewing recent, comparable sales of Delta Pride stock.

             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     To the best of the Company's knowledge, no person or group (as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934) beneficially owned, as of April 1, 1999, more than five percent of the Shares outstanding except as set forth in the following table:




Stockholder                Number of Shares of          Percent of Class
                           Common Stock Owned (1)
------------               --------------------         ----------------
Delta Industries, Inc.            2,151,061                   80%
100 W. Woodrow Wilson
Jackson, MS 39213

                   SECURITY OWNERSHIP OF MANAGEMENT

Stockholder              Number of Shares of          Percent of Class
                         Common Stock Owned(1)
-----------              ---------------------        ----------------
Thomas R. Slough, Jr.             17,805                     *
W. D. Mounger                     25,900                     *
David Robison                        100                     *
Jayne Dew                          6,500                     *

Officers and Directors as a       50,305                   1.88%
Group (6 person) (2)

*Less than 1%.

     (1)Each beneficial owner has sole voting and investment powers as to all shares beneficially owned unless otherwise indicated in these footnotes.

     (2)The directors of Farm Fish during the past fiscal year, Thomas
R. Slough, Jr., W. D. Mounger, Leland R. Speed and R. Reed Doyle, were directors and stockholders of Delta Industries, Inc. ("Delta Industries"). The shares owned by Delta Industries are in addition to the total number of shares owned directly by officers and directors, as shown herein.

DELTA INDUSTRIES, INC. STOCK OWNERSHIP OF EXECUTIVE OFFICERS
AND DIRECTORS



Stockholder                Number of Shares of        Percent of Class
                           Common Stock Owned(1)
-------------              ---------------------      ----------------
Thomas R. Slough, Jr.             8,160                     1.42%
W. D. Mounger                    44,061                     7.65%
R. Reed Doyle                    30,944 (3)                 5.37%
David Robison                    19,379 (4)                 3.04%
Jayne Dew                           500                       *

Officers and Directors as a
Group (6 persons)               103,044                    17.56%


*Less than 1%.

(1)Each beneficial owner has sole voting and investment powers as to all shares beneficially owned unless otherwise indicated in these ' footnotes.

(2)Does not include 3,133 shares held in a custodial account for the benefit of Mr. Slough's son. Mr. Slough has investment and voting power over such shares.

(3)Includes 22,502 shares held in a trust for the benefit of Mr. Doyle's mother. Mr. Doyle is the trustee of such trust.

(4)Includes 17,500 shares which Mr. Robison has the right to acquire through the exercise of options.


                         POSSIBLE CHANGE IN CONTROL


     All of the shares of Farm Fish held by Delta Industries, are pledged as collateral in connection with indebtedness of Delta Industries to Trustmark National Bank of Jackson, Mississippi. Should Delta Industries be in default under that indebtedness, Trustmark National Bank has the option of foreclosing on the pledged stock.

                           LEGAL PROCEEDINGS

     There are presently no material pending legal proceedings to which Farm Fish or its subsidiaries is a party.

                       INDEPENDENT PUBLIC ACCOUNTANTS

     The firm of Ernst & Young LLP was the independent auditors of Farm Fish for the fiscal year ending December 31, 2000.

     In the past the independent public accountants have been selected annually by the Board of Directors, usually at its annual meeting following the Stockholders' Meeting, and it is contemplated that this procedure will continue to be followed by the Board.

                            Description of Business
                                   General

     Farm Fish, Inc., "Farm Fish" engages in the hatching and growing of catfish (generally referred to as "producing" catfish). Farm Fish was organized in 1972 as a Subchapter C corporation. The principal executive offices of Farm Fish are located at 100 W. Woodrow Wilson Drive, Jackson, Mississippi 39213, and its telephone number is (601) 354-3801. In December 2000, the shareholders of Farm Fish approved a plan whereby substantially all of the operating assets of Farm Fish will be sold to H & S Fish Farms, LLC. This plan calls for Farm Fish to continue to sell its existing inventory of fish, without restocking. Due to the approval of this plan, Farm Fish has changed the basis of accounting for its operations to a liquidation basis. See Recent Developments and the Financial Statements, which are part of this report.

                            The Catfish Industry

     The catfish farming industry has grown rapidly since its inception in the late 1960's. In 1969, approximately 3.2 million pounds of catfish were sold to processing plants at an average sale price of approximately $0.37 per pound. In 2000, the number of pounds sold to catfish processors had increased to approximately 594 million pounds, at sale prices ranging from approximately $.68 to $.79 per pound during the year.

     Catfish farming is conducted primarily in Alabama, Arkansas, Louisiana and Mississippi, with Mississippi dominating the industry.

                         Farm Fish's Operations

     Farm Fish's primary production assets are brood ponds, a hatchery, fingerling ponds and production ponds. The life cycle of a farm-raised catfish begins in a brood pond, where the eggs ("spawn") are laid and fertilized. The spawn is then retrieved and taken to the hatchery, where it is placed in water- filled troughs which are continuously monitored to ensure the water is aerated and kept at the proper temperature. The hatchery operates for approximately two months each year, usually from mid-May to mid-July.

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

                           Significant Customers

     The Company's sales are to a limited number of catfish processors. In 2000, two processors represented 76% and 12% of the Company's net sales, and in 1999 one processor represented 76% of the Company's net sales. The Company has historically sold a significant portion of its inventory to Delta Pride, a cooperative in which the Company is a member.

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

                           Farm Fish Personnel

     On December 31, 2000, Farm Fish employed twenty-three employees, all of whom were engaged in duties related to its catfish farming operations.

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

                         Description of Property

      Farm Fish owns nearly 1,750 acres of farmland in Humphreys County, Mississippi, near the town of Louise. Most of this land is devoted to the ponds, to the banks and levees, which surround and separate the ponds, and to various service and storage areas. Farm Fish has borrowings from a bank totaling $1,145,291 at December 31, 2000 which is an unsecured line of credit guaranteed by Delta Industries, Inc. ("Delta Industries"). See Note 4 to the Consolidated Financial Statements.





                              Inventory

     Farm Fish owns a substantial inventory of harvestable and growing fingerlings. These catfish are located in the production ponds on the catfish farm in Humphreys County, Mississippi.

                           Recent Developments

     The shareholders have approved a transaction between the Company and H & S Fish Farms, LLC for the sale of certain assets of the Company.
H & S will purchase substantially all of the operating assets (excluding fish inventory) from the Company for $1,800,000. The Company will continue to sell it existing inventory of fish, without restocking. When the Company has completed sales of its inventory, the Company will close the sale of assets to H & S. Promptly after the transfer of the assets to H & S, the Company will dissolve and no longer be in existence.
Management intends to distribute the proceeds received from such sale, less certain transaction costs and outstanding debt of the company to the shareholders. There can be no assurance of the amount, if any, available for distribution to the shareholders. The preceding is a brief overview of the transaction with H & S which is qualified in its entirety by reference to the Asset Purchase Agreement between the Company and H & S, a copy of which was provided to all of the shareholders in connection with the shareholders meeting December 27, 2000.

                           Legal Proceedings

     As of December 31, 2000, there were no material legal proceedings pending or threatened against Farm Fish.

           Submission of Matters to a Vote of Security Holders

     The shareholders approved the transaction with H & S described in recent developments above. The shareholders also elected the current board of directors and approved the retention of Ernst & Young LLP as independent auditors for the Company.


              Changes In and Disagreements with Accountants
                 on Accounting and Financial Disclosure

     There are no disagreements with the Company's accountants. Due to the pending transaction with H & S, the Company has changed the basis of accounting to a liquidation basis as reflected in the financial statements attached to this report. This change in accounting involves certain assumptions and estimates on the part of the Company's management. There can be no assurances that the Company will attain such results.
For further information refer to the notes accompanying the Financial
Statements.

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

     No cash dividend has been paid by Farm Fish since May 1, 1982. Any payment of dividends in the future will depend upon the realization of proceeds from the liquidation of the Company's inventory and the proceeds from the sale of the Company's assets to H & S Fish Farms, LLC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

                     Liquidity and Capital Resources

     On December 27, 2000, the shareholders of the Company approved a plan to liquidate and dissolve the Company (the "Plan"). Pursuant to the Plan, the Company has entered into an agreement (the "Agreement") to sell its land, ponds and improvements, buildings and certain machinery and equipment to a third party buyer (the "Buyer") for $300,000 in cash on
the closing date and a $1,500,000 note receivable from the Buyer.   The
note receivable will bear interest at 6%, will be payable in quarterly installments of $50,141 for ten years and will be secured by a first deed of trust on the land, ponds and improvements and buildings. In accordance with the Agreement, the Company will grow out its live fish inventories to a marketable weight and sell the inventories in an orderly manner without restocking. Closing of the sale will occur within 30 days of the Company's written notification to the Buyer that it has completed the sale of its inventories and is prepared to deliver possession to the Buyer, but in no case later than December 31, 2002.

     The Company will continue in existence after the closing of the sale to effect an orderly winding-up of the affairs of the Company. The Company plans to sell and transfer the note receivable from the Buyer to Delta Industries, Inc. ("Delta") at face value. Proceeds from the sale of the Company's assets will be used for satisfaction of all liabilities and obligations to its creditors with all remaining proceeds distributed to the Company's shareholders on a pro rata basis. The Agreement contains certain provisions that prohibit the Company from making distributions to shareholders for a period of 180 days following the closing date. Management anticipates that such distributions will occur as soon as practicable after the expiration of the 180-day period.

     The consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999 were prepared on the going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective December 31, 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated amounts. The valuation of assets and liabilities requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying statement of net assets in liquidation represent estimates based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of December 31, 2000.

     Live fish inventories at December 31, 2000 are stated at their estimated selling price based upon current market prices for sales to processors, less estimated delivery costs and estimated production cost to grow the live fish to a marketable size. The actual realizable value from the sale of live fish inventories could vary significantly from the recorded amounts due to fluctuations in the market price for live fish, changes in the estimated length of time required grow the fish to a marketable size, changes in the period of time required to sell the live fish inventories, higher or lower fish mortality, or other factors not currently anticipated by management of the Company.

     Estimates of costs to be incurred in carrying out the liquidation of the Company of $379,113 are included in accrued expenses at December 31, 2000 and consist principally of the administrative salaries and related costs, legal and professional fees, interest on the note payable to bank, and certain other costs. The actual costs could vary significantly from the estimates due to uncertainty related to the length of time required to liquidate the Company or other factors not currently anticipated by management of the Company.

     The Company had $854,709 available under a short-term line of credit with a bank at December 31, 2000 and had borrowings outstanding of $1,145,291. The borrowings under the line of credit bear interest at floating rates based upon LIBOR (9.27% at December 31, 2000), and are unsecured. The line of credit is guaranteed by Delta Industries. Although there is no binding commitment from Delta Industries, Farm Fish expects Delta Industries to continue its prior policy with respect to assisting Farm Fish in financing its operations, in light of Delta Industries' ownership of eighty percent (80%) of Farm Fish's outstanding common stock.

     During 2000, Farm Fish purchased $32,041 of property, buildings and equipment. Cash flows provided by operating activities was $272,291 in 2000 compared to cash flows used in operating activities of $695,080 in 1999. The increase is due principally to a smaller increase in inventories in 2000 compared with 1999.

              Comparison of 2000 to 1999 Results of Operations

     Net sales increased by $413,671 or 22.1% from 1999. The increase resulted primarily from a $256,000 or 10.5% increase in pounds of catfish sold to processors and an increase in sales of fingerling sized catfish to other catfish producers. The increase in pounds of catfish sold resulted primarily from an increase in marketable size catfish available for sale in 2000 compared to 1999 and a decrease in the occurrence of "off-flavor" problems during the year. Certain types of algae release a chemical in the water which is absorbed by fish and causes a musty taste termed "off-flavor". Off-flavor is not a permanent condition, but can adversely effect sales in a given period. The average selling price of catfish sold was 74.1 cents per pound and 74.3 cents per pound in 2000 and 1999, respectively.

     Cost of product sold for 2000 increased $407,584 or 24.5% as compared to 1999. The increase is primarily attributable to the increase in the pounds of catfish sold. The average market price paid for catfish feed increased 3.5% in 2000 from 1999. Catfish feed represents the single most significant component of Farms Fish's cost of product. The market price for catfish feed may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. From time to time, the Company establishes prices for a portion of its anticipated feed purchases through feed purchase agreements.


     Selling, general, and administrative expenses increased $87,967 or 57% from 1999 primarily due to an increase in professional fees.

     Interest expense increased $42,281 or 69% due to an increase in average borrowings.

     Income tax expense (benefit) in 1999 was different than the Statutory federal and state income tax rates due to the utilization of separate return limitation year federal net operating loss carryforwards of the Company's wholly-owned subsidiary, DAT, Inc., in 1999.

                   Seasonality of Operating Results

     In prior years, the revenues of Farm Fish have been seasonal and cyclical. Prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. However, in 1999 and 2000, prices generally increased the first two quarters of each year and steadily decreased over the last two quarters of each year.


                           Farm Fish, Inc.
                  Consolidated Financial Statements

                Years ended December 31, 2000 and 1999



                               Contents


Report of Independent Auditors	                              15

Audited Consolidated Financial Statements

Consolidated Statement of Net Assets in Liquidation	          16
Consolidated Statement of Changes in Net Assets in Liquidation	17
Consolidated Statements of Operations	                         18
Consolidated Statements of Shareholders' Equity	               19
Consolidated Statements of Cash Flows	                         20
Notes to Consolidated Financial Statements	                  21-24






                        Report of Independent Auditors

The Board of Directors and Shareholders Farm Fish, Inc.

We have audited the consolidated statement of net assets in liquidation and the related consolidated statement of changes in net assets in liquidation of Farm Fish, Inc. as of December 31, 2000. In addition, we have audited the consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis,evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the stockholders of Farm Fish, Inc. approved a plan of liquidation on December 27, 2000, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting as of December 31, 2000, and for periods subsequent to December 31, 2000, from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation and the changes in net assets in liquidation of Farm Fish, Inc. as of December 31, 2000 and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.

                                         /s/ Ernst & Young LLP


Jackson, Mississippi
April 10, 2001

                              Farm Fish, Inc.

            Consolidated Statement of Net Assets in Liquidation

                             December 31, 2000




ASSETS
Cash and cash equivalents                          $  122,333
Accounts receivable                                   125,140
Inventories, principally live fish                  5,207,433
Property, buildings and equipment                   2,046,873
Investments in cooperatives                           294,246
Deferred income taxes                                  49,000
Other assets                                           13,073
                                                   ____________
Total Assets                                       $7,858,098
                                                   ===========
LIABILITIES AND NET ASSETS IN LIQUIDATION
Note payable to bank                               $1,145,291
Accounts payable                                       62,168
Accrued expenses                                      461,017
Payable to shareholders                             2,139,825
                                                   ___________
Total Liabilities                                   3,808,301
Net assets in liquidation                           4,049,797
                                                   ___________
Total Liabilities and net assets in liquidation    $7,858,098
                                                   ===========
Number of common shares outstanding                 2,688,605
                                                   ==========
Net assets in liquidation per common share         $    1.51
                                                   ==========


See accompanying notes.

                             Farm Fish, Inc.

    Consolidated Statement of Changes in Net Assets in Liquidation



Shareholders' equity at December 31, 2000               $4,303,807
   (going concern basis)
Increase (decrease) in assets and liabilities for
   adoption of the liquidation basis of accounting:
   Inventories                                            (316,260)
   Property, buildings and equipment                       265,112
   Investments in cooperatives                              26,252
   Accrued expenses                                       (379,114)
   Deferred income taxes                                   150,000
                                                        __________
Net assets in liquidation at December 31, 2000          $4,049,797
                                                        ==========

See accompanying notes.

                              Farm Fish, Inc.

                    Consolidated Statements of Operations


                                               Year ended December 31
                                               2000               1999
                                             ___________________________

Net sales                                    $2,288,827       $1,875,156

Cost and expenses:
 Cost of products sold                        2,070,987        1,663,403
 Selling, general and administrative            241,247          153,280
 Interest                                       103,797           61,516
 Gain on sale of equipment                      (11,766)         (63,913)
 Other, net                                    (112,400)         112,810
                                             __________      ___________
                                              2,291,865        1,927,096
                                             __________      ___________
Loss before income taxes                         (3,038)         (51,940)
Income tax benefit                               (1,047)         (58,383)
                                             __________      ___________
Net income (loss)                            $   (1,991)      $    6,443
                                              ==========      ===========

Net income (loss) per basic and diluted share    $    0          $     0

                                              ==========      ===========
Weighted average basic and diluted shares
outstanding                                    2,688,605        2,688,605
                                              ==========      ===========



See accompanying notes.

                                Farm Fish, Inc.

                  Consolidated Statements of Shareholders' Equity



                                  Additional     Retained        Total
              Common Stock         Paid-in       Earnings    Shareholders'
             Shares     Amount      Capital      (Deficit)       Equity
             _________________    _______________________________________

Balance at December 31, 1998
            2,688,605 $4,424,336     $475,776   $(600,757)    $4,299,355

  Net income for 1999
                                                    6,443          6,443
            --------------------    ------------------------------------

Balance at December 31, 1999
            2,688,605 $4,424,336     $475,776    (594,314)     4,305,798

 Net loss for 2000
                                                   (1,991)        (1,991)
            --------------------    ------------------------------------

Balance at December 31, 2000,
immediately prior to adoption
of liquidation basic of accounting
            2,688,605 $4,424,336     $475,776   $(596,305)    $4,303,807
            ====================    ====================================



See accompanying note




















                              Farm Fish, Inc.
                   Consolidated Statements of Cash Flow

                                               Year ended December 31
                                               2000              1999
                                          ________________________________

OPERATING ACTIVITIES
Net income                                $    (1,991)    $       6,443
Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
 Depreciation                                 217,328          252,306
 Gain on sale of equipment                    (11,766)         (63,913)
 Deferred income tax benefit                   (7,000)          (8,000)
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable
    and other assets                          110,221          (33,312)
    (Increase in inventories                 (118,696)        (720,733)
    Net (increase) decrease in investments
    in cooperatives                           122,938         (109,542)
   Decrease in accounts payable
   and accrued expenses                       (38,743)         (18,329)
                                           ___________     ____________
Net cash provided by (used in)
operating activities                          272,291         (695,080)

INVESTING ACTIVITIES
Proceeds from sale of equipment                41,796          100,000
Purchases of property, buildings
and equipment                                 (32,041)        (240,893)
                                           ___________     _____________
Net cash provided by (used in)
investing activities                            9,755         (140,893)

FINANCING ACTIVITIES
Net increase (decrease) in note
payable to bank                              (369,709)       1,030,000
Net change in payable to shareholder           62,603          (71,599)
                                           ____________     ___________
Net cash provided by (used in)
financing activities                         (307,106)         958,401
                                           ____________     ___________
Increase (decrease) in cash and
cash equivalents                              (25,060)         122,428
Cash and cash equivalents at
beginning of year                             147,393           24,965
                                           ____________     ____________
Cash and cash equivalents at end of year     $122,333         $147,393
                                             =========       =========
See accompanying notes.

                             Farm Fish, Inc.

                Notes to Consolidated Financial Statements

                            December 31, 2000


1.  Business and Summary of Significant Accounting Policies

Business

Farm Fish, Inc. ("the Company") was engaged in catfish farming on approximately 1,375 water acres within the State of Mississippi. Catfish farming is conducted in a few southern states, principally Mississippi, Louisiana, Alabama and Arkansas. The Company's sales are to a limited number of processors. In 2000, two processors represented 76% and 12% of the Company's net sales, and in 1999, one processor represented 76% of the Company's net sales. The Company's significant customers are located within the state of Mississippi. Processed catfish are sold principally to retail grocery stores, food brokers and restaurants.

Liquidation of the Company

On December 27, 2000, the shareholders of the Company approved a plan to liquidate and dissolve the Company (the "Plan"). Pursuant to the Plan, the Company has entered into an agreement (the "Agreement") to sell its land, ponds and improvements, buildings and certain machinery and equipment to a third party buyer (the "Buyer") for $300,000 in cash on the closing date and a $1,500,000 note receivable from the Buyer.
The note receivable will bear interest at 6%, will be payable in quarterly installments of $50,141 for ten years and will be secured by a first deed of trust on the land, ponds and improvements and buildings. In accordance with the Agreement, the Company will grow out its live fish inventories to a marketable weight and sell the inventories in an orderly manner without restocking. Closing date will occur within 30 days of the Company's written notification to the Buyer that it has completed the sale of its inventories and is prepared to deliver possession to the Buyer but in no case later than December 31, 2002.

In accordance with the Plan, the Company will continue in existence after the closing date to affect an orderly winding-up of the affairs of the Company. The Company plans to sell and transfer the note receivable from the Buyer to Delta Industries, Inc. ("Delta") at face value. Proceeds from the sale of the Company's assets will be used for payment of all liabilities and obligations to its creditors with all remaining proceeds distributed to the Company's shareholders on a pro rata basis. The Agreement contains certain provisions that prohibit the Company from making distributions to shareholders for a period of 180 days following the closing date. Management anticipates that such distributions will occur as soon as practicable after the expiration of the 180-day period.

The consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999 were prepared on the going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the approval of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective December 31, 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts. The valuation of assets and liabilities requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying statement of net assets in liquidation represent estimates based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of December 31, 2000.

Live fish inventories at December 31, 2000 are stated at their estimated selling price based upon current market prices for sales to processors, less estimated delivery costs and estimated production cost to grow the live fish to a marketable size. The actual realizable value from the sale of live fish inventories could vary significantly from the recorded amounts due to fluctuations in the market price for live fish, changes in the estimated length of time required to grow the fish to a marketable size, changes in the period of time required to sell the live fish inventories, higher or lower fish mortality, or other factors not currently anticipated by management of the Company.

Estimates of costs to be incurred in carrying out the liquidation of the Company of $379,113 are included in accrued expenses at December 31, 2000 and consist principally of the administrative salaries and related costs, legal and professional fees, interest on the note payable to bank, and certain other costs. The actual costs could vary significantly from the estimates due to uncertainty related to the length of time required to liquidate the Company or other factors not currently anticipated by management of the Company.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

The following summarizes significant accounting policies followed by the Company prior to adoption of the liquidation basis of accounting.


Inventories

Inventories were stated at the lower of average cost or market. Live fish inventories generally require a growing period of one to one and one-half years from the time the fingerlings are stocked until they reach a weight that fish are typically harvested. Cost associated with live fish were accumulated during the growing period and consisted principally of feed, labor and overhead costs required to grow the live fish to a marketable size.

The quantities of live fish inventories were determined based upon estimated growth from feed fed to each pond and were reduced for the actual quantities sold and estimated mortality. Each pond was closed periodically and the estimated pounds adjusted to the actual harvest. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures which could result in high mortality. Management continually monitors each pond and takes appropriate actions to minimize the risk of loss from mortality. Given the nature of the live fish inventories, it is reasonably possible that the Company's actual live fish mortality will vary significantly from estimates. In 2000 and 1999, the Company estimated its fish grow-out to be 2.5 pounds of feed fed per one pound of live fish growth.

Property, Buildings and Equipment

Property, buildings, and equipment were stated at cost. Depreciation was provided by the straight-line method over the assets' estimated useful lives of ten to twenty years for ponds and improvements, thirty to forty years for buildings and three to ten years for machinery and equipment.

Investment in Cooperatives

Investments in cooperatives consisted of common stock at cost and the Company's share of the cooperatives' allocated earnings and losses.

Revenue Recognition and Delivery Costs

Revenue was recognized when product was shipped to customers. Costs to deliver product to customers were included in cost of products sold in the accompanying consolidated statements of operations.

Net Income Per Basic and Diluted Share

Net income per share was based on the average number of shares of common stock outstanding during each year presented. The Company had no options, warrants or convertible securities outstanding during the years ended December 31, 2000 and 1999.

2.  Payable to Shareholder and Related Party Transactions

At December 31, 2000, the Company had non-interest bearing advances payable to Delta totaling $2,139,825. Delta owns 80% of the outstanding stock of the Company. In 1999, the Company sold equipment to Delta for $100,000 resulting in a gain on sale in the accompanying statement of operations for the year ended December 31, 1999 of $63,913. Management believes the sales price approximated the fair market value of the equipment.

3.  Investments in Cooperatives

Included in investments in cooperatives in the accompanying statement of net assets in liquidation are shares of Delta Pride Catfish, Inc. ("Delta Pride") stock which provide the Company the right to sell live catfish to Delta Pride. In 2000 and 1999, the Company recorded $3,535 and $189,918, respectively, of operating losses from Delta Pride which are included in other cost and expenses, net in the accompanying consolidated statements of operations. In 1999, the Company paid $286,278 to Delta Pride applicable to the allocated operating losses.

During the first quarter of fiscal 2000, the Company surrendered certain of its shares of stock in Delta Pride as payment in kind for Delta Pride's losses allocated to the Company for the fiscal year ended June 30, 1999. The carrying amount of the Company's investment in Delta Pride, for the shares surrendered, approximated the liability to Delta Pride at the time of the exchange. Also included in investment in cooperatives are shares of stock in Producers Feed Corporation ("Producers"). Substantially all of the Company's catfish feed purchases were from Producers in 2000 and 1999. In 2000 and 1999, Producers allocated patronage dividends of $76,231 and $68,922, respectively, to the Company, which are included in other cost and expenses, net. The Company received patronage dividend payments from Producers of $73,169 and $68,587 in 2000 and 1999, respectively.

4.  Note Payable

Note payable at December 31, 2000 consisted of borrowings under a line of credit with a bank at 2.49% above the 30 day LIBOR rate (9.27% at December 31, 2000) maturing June 30, 2001. Borrowings under this line of credit are guaranteed by Delta. The Company had $854,709 available to borrow under the line at December 31, 2000.

Interest paid by the Company totaled $106,740 and $58,573 in 2000 and 1999 respectively.

5.  Income Taxes

The Company and its subsidiary are included in Delta's consolidated federal and state income tax returns. The Company's income tax expense (benefit) for financial reporting purposes is determined on a separate company basis, except in 1999, $37,000 of benefit related to the utilization of net operating losses was allocated by Delta. Management anticipates the net deferred tax asset at December 31, 2000 will be realized in Delta's consolidated federal and state income tax returns. Accordingly, no valuation allowance has been provided.
Income taxes receivable or payable are recorded against the payable to shareholder.

The components of deferred tax assets and liabilities are as follows at December 31, 2000:

     Deferred tax assets:
       Inventories                            $120,000
       Accrued expenses                        136,000
                                              ________
                                               256,000
     Deferred tax liabilities - Property,
     buildings and equipment                  (207,000)
                                              ________
     Net deferred tax assets                   $49,000
                                               =======
        Income tax expense (benefit) consists of the following:

                                                   December 31
                                                 2000      1999
                                               ________________
  Current
    Federal                                    $5,155    $(47,985)
    State                                         798      (2,398)
                                               _______   _________
                                                5,953     (50,383)
  Deferred
    Federal                                    (6,500)     (7,500)
    State                                        (500)       (500)
                                               ______      _______
                                               (7,000)     (8,000)
                                               ______      _______
                                              $(1,047)   $(58,383)
                                              ========   =========




   The reconciliation of income taxes computed at the federal statutory rate to income tax expense is as follows:

                                                   December 31
                                                2000       1999
                                               __________________
     Taxes at federal statutory rate           $ (1,033)   $ (17,660)
     State income taxes, net                        197       (1,913)
     Utilization of net operating loss
     carryforward of DAT, Inc.                       -       (37,000)
     Other - net                                   (211)      (1,810)
                                                ________     _________
                                                $(1,047)    $(58,383)



Exhibits and Reports on Form 8-K


(a)       Exhibits Required by Item 601 of Regulation S-B:

3(a)  Articles of Incorporation -       Incorporated by reference from
                                        Form 10-K for year ended
                                        April 30, 1981

3(b)  Bylaws                            Incorporated by reference from
                                        Form 10-K for year ended
                                        April 30, 1981

3(c)  Amendment to Bylaws -             Incorporated by reference from
                                        Form 10-K for year ended
                                        December 31, 1984

3(d)  Amendment to Articles of	     Incorporated by reference from
      Incorporation -                   Form 10-K for year ended
                                        December 31, 1984

(10)  Material Contracts

10(a) Asset Purchase Agreement, dated   Incorporated by reference from
       February 28, 1986 -	          Form 10-K for year ended
                                        December 31, 1985

10(b) Note Agreements - Loans from	     Incorporated by reference from
      Deposit Guaranty National Bank,   Form 10-K for year ended
      dated June 28, 1993 -	          December 31, 1993

10(c) Promissory Note - Loan from       Incorporated by reference from
      Deposit Guaranty National Bank,   Form 10-KSB for year ended
      dated December 24, 1996	          December 31, 1996

10(d) Asset Purchase Agreement, dated   Incorporated y Reference from
      as of July 20, 2000	          Form 14A filed December 8, 2000

(b)  Reports on Form 8-K	               Company filed an 8-K on August 11,
                                        2000 related to the transaction with
                                        H & S Fish Farms. LLC

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


DATE:  May 11, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



            By:       /s/ Thomas R. Slough, Jr.
                      Thomas R. Slough, Jr.,
                      Director


DATE:  May 11, 2001

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

         FARM FISH, INC., REGISTRANT



         By:         /s/ David Robison
                     David Robison,
                     Vice President


DATE: May 11, 2001

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

          FARM FISH, INC., REGISTRANT



          By:             /s/ Jayne Dew
                          Jayne Dew,
                          Secretary


DATE:  May 14, 2001

DIRECTOR'S SIGNATURE PAGE


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



           By:          /s/ W. D. Mounger
                         W. D. Mounger, Director


DATE:  May 10, 2001

DIRECTOR'S SIGNATURE PAGE


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



              By:              /s/ Leland R. Speed
                               Leland R. Speed, Director


DATE:  May 14, 2001

DIRECTOR'S SIGNATURE PAGE


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



              By:
                         R. Reed Doyle


DATE:  May __, 2001