Form 10QSB
period 2001-06-30
FARM FISH INC
filed 2001-08-17
CIK 34551

Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
    EXCHANGE ACT
         For the transition period from ________ to ________


Commission file number 07320

                  FARM FISH, INC.
Exact name of small business issuer as specified in its charter)


MISSISSIPPI
(State of other jurisdiction of incorporation or organization)

64-0532896
(IRS Employer Identification No.)

POST OFFICE BOX 23109; JACKSON MISSISSIPPI 39225
(Address of principal executive offices)

(601)  354-3801
(Issuer's telephone number)


State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date:   2,688,605 shares of common stock,
no par value

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]
















                   Farm Fish, Inc.

                        INDEX


PART I	FINANCIAL INFORMATION

 Item 1   Financial Statements (Unaudited)
          Consolidated Statements of Net Assets in
          Liquidation
             June 30, 2001 and March 31, 2001	              3
          Consolidated Statements of Changes in Net
          Assets in Liquidation
          Three Months Ended March 31, 2001 and June
          30, 2001	                                      4
               Notes to Consolidated Financial Statements	  5
 Item 2   Management's Discussion and Analysis or Plan
          of Operation	                                      8


PART II   OTHER INFORMATION

 Item 6   Exhibits and Reports on Form 8-K                   11


































                    Farm Fish, Inc.

             Item 1 - Financial Statements

    Consolidated Statements of Net Assets in Liquidation

       June 30, 2001 and March 31, 2001 (unaudited)



                                        June 30,   March 31,
                                          2001       2001
                                      ----------------------
Assets
Cash and cash equivalents             $   34,292  $   23,582
Accounts Receivable                      118,406     199,824
Inventories, principally live fish       328,016     357,113
Property, buildings, and equipment     2,046,873   2,046,873
Investments in cooperatives              307,662     294,246
Deferred income taxes                  1,569,000   1,569,000
Other Assets                              17,645       9,570
                                      ----------------------
Total Assets                          $4,421,894  $4,500,208
                                      ======================


Liabilities and Net Assets in Liquidation
Note payable to bank                  $  415,090  $  532,089
Accounts payable                          61,840      14,730
Accrued expenses                         338,013     352,975
Payable to shareholder                 2,165,454   2,158,917
                                      ----------------------
Total liabilities                      2,980,397   3,058,711
                                      ----------------------
Net assets in liquidation             $4,421,894  $4,500,208
Total liabilities and net assets in
                        Liquidation   ======================

Number of common shares outstanding    2,688,605   2,688,605
                                      ======================

Net assets in liquidation per comman
                              Share   $      .54  $      .54
                                      ======================



See accompanying notes.









                   Farm Fish, Inc.

          Consolidated Statement of Changes in
          Net Assets in Liquidation (unaudited)



Net assets in liquidation at December 31, 2000   $4,049,797
Change in estimated net realizable value of
inventories                                      (4,235,352)
Change in estimated cost to carry out the plan
of liquidation                                      107,052
Deferred income benefit                           1,520,000
                                                 ----------
Net assets in liquidation at March 31, 2001       1,441,497
Change in estimated net realizable of assets
and liabilities                                           0
                                                 ----------
Net assets in liquidation at June 30, 2001       $1,441,497
                                                 ==========


See accompanying notes.


































                   Farm Fish, Inc.

      Notes to Consolidated Financial Statements


1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions for Form
10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials statements.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information refer to consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended
December 31, 2000.

2. Liquidation of the Company

On December 27, 2000, the shareholders of the Company
approved a plan to liquidate and dissolve the Company
(the "Plan").  Pursuant to the Plan, the Company has
entered into an agreement (the "Agreement") to sell its
land, ponds and improvements, buildings and certain\
machinery and equipment to a third party buyer (the
"Buyer") for $300,000 in cash on the closing date and a
$1,500,000 note receivable from the Buyer.   The note
receivable will bear interest at 6%, will be payable in quarterly installments of $50,141 for ten years and will be secured by a first deed of trust on the land, ponds and improvements and buildings. In accordance with the Agreement, the Company will grow out its live fish inventories to a marketable weight and sell the inventories in an orderly manner without restocking. Closing date will occur within 30 days of the Company's written notification to the Buyer that it has completed the sale of its inventories and is prepared to deliver possession to the Buyer but in no case later than December 31, 2002.

In accordance with the Plan, the Company will continue in existence after the closing date to affect an orderly winding-up of the affairs of the Company. The Company plans to sell and transfer the note receivable from the Buyer to Delta Industries, Inc. ("Delta") at face value. Proceeds from the sale of the Company's assets will be used for payment of all liabilities and obligations to its creditors with all remaining proceeds distributed to the Company's shareholders on a pro rata basis. The Agreement contains certain provisions that prohibit the Company from making distributions to shareholders for a period of 180 days following the closing date. Management anticipates that such distributions will occur as soon as practicable after the expiration of the 180-day period.
As a result of the approval of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective December 31, 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts. The valuation of assets and liabilities requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying statement of net assets in liquidation represent estimates based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of June 30, 2001.

Live fish inventories at June 30, 2001 are stated at their estimated selling price based upon current market prices for sales to processors, less estimated delivery costs and estimated production cost to grow the live fish to a marketable size. The actual realizable value from the sale of live fish inventories could vary significantly from the recorded amounts due to fluctuations in the market price for live fish, changes in the estimated length of time required to grow the fish to a marketable size, changes in the period of time required to sell the live fish inventories, higher or lower fish mortality, or other factors not currently anticipated by management of the Company.

Estimates of costs to be incurred in carrying out the liquidation of the Company of $212,451 at June 30, 2001 and $254,250 at March 31, 2001 are included in accrued expenses and consist principally of the administrative salaries and related costs, legal and professional fees, interest on the note payable to bank, and certain other costs. The actual costs could vary significantly from the estimates due to uncertainty related to the length of time required to liquidate the Company or other factors not currently anticipated by management of the Company.

3. Change in Estimates

Upon harvesting certain of the production ponds in the second quarter of 2001, management discovered the quantities of catfish in certain of those production ponds were significantly less than the quantities reported in the perpetual records maintained by the Company. In June and July 2001, management closed 27 of its 57 production ponds and revised its estimates in substantially all of its remaining production ponds resulting in the write-off of 6,881,226 pounds of catfish inventories. After these adjustments, the Company's perpetual records reflect
1,019,671 pounds of catfish inventories as of June 30, 2001. Management intends to grow-out the Company's catfish inventories to a marketable size and sell its remaining catfish inventories in the ordinary course of business, which management anticipates will occur by March 31, 2002. As a result of the write-off of catfish inventories, management has revised its estimate of the liquidation value of inventories resulting in a $4,235,352 ($2,675,352 net of income taxes) reduction in net assets in liquidation in the quarter ended March 31, 2001. Management has begun an investigation into the causes for the shortages and has engaged specialists with the Mississippi State University
National Warmwater Aquaculture Center to assist in this effort. At August 17, 2001, management has not determined the causes for such shortages. As more fully described in the Company's 2000 Form 10-KSB, live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures, which could result in high mortality. As the result of the shortages identified above, management estimates that the sale of its catfish inventories will be completed in March 2002 rather than in December 2002 as originally estimated. Therefore, management revised its estimates of costs to be incurred in carrying out the liquidation of the Company resulting in a $107,052 ($67,052 net of income taxes) increase in net assets in liquidation in the quarter ended March 31, 2001.

Although the catfish inventory shortages were discovered by an officer of the Company in June 2001, management believes that substantially all of such shortages existed as of March 31, 2001. Accordingly, the Company has recorded the changes in estimates in the first quarter of 2001.

4. Income Taxes

The Company and its subsidiary are included in Delta
Industries, Inc.'s ("Delta") consolidated federal and state income tax returns. Delta owns 80% of the outstanding stock of the Company. Management anticipates the net deferred tax asset at June 30, 2001 will be realized in Delta's consolidated federal and state income tax returns. Accordingly, no valuation allowance has been provided.

                  Farm Fish, Inc.

Item 2 - Management's Discussion and Analysis or Plan of
Operation


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

As a result of the approval of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective December 31, 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts. The valuation of assets and liabilities requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying statement of net assets in liquidation represent estimates based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of June 30, 2001.

Live fish inventories at June 30, 2001 are stated at their estimated selling price based upon current market prices for sales to processors, less estimated delivery costs and estimated production cost to grow the live fish to a marketable size. The actual realizable value from the sale of live fish inventories could vary significantly from the recorded amounts due to fluctuations in the market price for live fish, changes in the estimated length of time required to grow the fish to a marketable size, changes in the period of time required to sell the live fish inventories, higher or lower fish mortality, or other factors not currently anticipated by management of the Company.

Estimates of costs to be incurred in carrying out the liquidation of the Company of $212,451 at June 30, 2001 and $254,250 at March 30, 2001 are included in accrued expenses and consist principally of the administrative salaries and related costs, legal and professional fees, interest on the note payable to bank, and certain other costs. The actual costs could vary significantly from the estimates due to uncertainty related to the length of time required to liquidate the Company or other factors not currently anticipated by management of the Company.

Upon harvesting certain of the production ponds in the second quarter of 2001, management discovered the quantities of catfish in certain of those production ponds were significantly less than the quantities reported in the perpetual records maintained by the Company. In June and July 2001, management closed 27 of its 57 production ponds and revised its estimates in substantially all of its remaining production ponds resulting in the write-off of 6,881,226 pounds of catfish inventories. After these adjustments, the Company's perpetual records reflect
1,019,671 pounds of catfish inventories as of June 30, 2001. Management intends to grow-out the Company's catfish inventories to a marketable size and sell its remaining catfish inventories in the ordinary course of business, which management anticipates will occur by March 31, 2002.
As a result of the write-off of catfish inventories, management has revised its estimate of the liquidation value of inventories resulting in a $4,235,352 ($2,675,352 net of income taxes) reduction in net assets in liquidation in the quarter ended March 31, 2001. Management has begun an investigation into the causes for the shortages and has engaged specialists with the Mississippi State University
National Warmwater Aquaculture Center to assist in this effort. At August 17, 2001, management has not determined the causes for such shortages. As more fully described in the Company's 2000 Form 10-KSB, live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures, which could result in high mortality.

As the result of the shortages identified above, management estimates that the sale of its catfish inventories will be completed in March 2002 rather than in December 2002 as originally estimated. Therefore, management revised its estimates of costs to be incurred in carrying out the liquidation of the Company resulting in a $107,052 ($67,052 net of income taxes) increase in net assets in liquidation in the quarter ended March 31, 2001.

Although the catfish inventory shortages were discovered by an officer of the Company in June 2001, management believes that substantially all of such shortages existed as of March 31, 2001. Accordingly, the Company has recorded the changes in estimates in the first quarter of 2001.

The Company and its subsidiary are included in Delta
Industries, Inc.'s ("Delta") consolidated federal and state income tax returns. Delta owns 80% of the outstanding stock of the Company. Management anticipates the net deferred tax asset at June 30, 2001 will be realized in Delta's consolidated federal and state income tax returns.
Accordingly, no valuation allowance has been provided.

As the result of the changes in estimate described above, the net assets in liquidation totaled $1,441,497 ($0.54 per common share) at June 30, 2001 compared to $4,049,797
($1.51 per common share) at December 31, 2000.

The Company has a $2,000,000 line of credit with a bank of which $415,090 was outstanding at June 30, 2001. In addition to this line of credit and internally generated funds, the Company would rely on Delta to supply additional working capital, if needed.

Late Filing of Form 10-QSB

The Company did not file its 2001 first quarter Form
10-QSB timely because of delays in obtaining all of the necessary information for the liquidation basis of accounting in part due to a serious injury to a member of the Company's management. In June 2001, management discovered the quantities of catfish inventories reported in certain production ponds were significantly less than the quantities maintained in the Company's perpetual records. The Company filed a Form 8-K on July
20, 2001 to report the catfish inventory shortages known as of that date. Management has taken additional time to file its second quarter 2001 Form 10-QSB (which includes the first quarter 2001 financial statements) in order to complete its estimates of catfish inventories on hand and the estimated related costs to grow out the inventories to a marketable weight.

Forward-Looking Information

Certain statements in this section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's estimated net assets in liquidation. Such statements are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995.  The terms "expect,"
"anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, and other unanticipated events and conditions.
It is not possible to foresee or identify all such factors.
The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                   Farm Fish, Inc.

                      PART II

                  OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits
       None

(b)  Reports on Form 8-K
	 (1) 8-K filed July 20, 2001 reporting shortages of catfish inventories in certain production ponds






                     Signatures

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  August 17, 2001           Farm Fish, Inc.



                                  /s/ Thomas R. Slough, Jr.
                                  President