Form 10QSB
period 2001-09-30
FARM FISH INC
filed 2002-04-05
CIK 34551

Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended	September 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
EXCHANGE ACT
         For the transition period from ________ to ________

                              Commission file number  07320


                     FARM FISH, INC.
(Exact name of small business issuer as specified in its charter)


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













                          Farm Fish, Inc.

                              INDEX


PART I   FINANCIAL INFORMATION

     Item 1  Financial Statements (Unaudited)
          Consolidated Statement of Net Assets in Liquidation
               September 30, 2001                                3
          Consolidated Statement of Changes in Net Assets in
          Liquidation
               Three Months Ended March 31, 2001, June 30, 2001
               and September 30, 2001                            4
          Notes to Consolidated Financial Statements             5

     Item 2  Management's Discussion and Analysis or Plan
             of Operation                                        8

PART II  OTHER INFORMATION

     Item 6  Exhibits and Reports on Form 8-K                   11



































                          Farm Fish, Inc.

                   Item 1 - Financial Statements

         Consolidated Statements of Net Assets in Liquidation

                   September 30, 2001 (unaudited)



                                                        September 30
                                                            2001
                                                        ------------
Assets

Cash and cash equivalents                                $   47,668
Accounts receivable                                         180,372
Inventories, principally live fish                          366,267
Property, buildings and equipment                         2,027,102
Investments in cooperatives                                 307,662
Deferred income taxes                                     1,569,000
Other assets                                                 15,687
                                                        ------------
Total assets                                             $4,513,758
                                                        ============

Liabilities and Net Assets in Liquidation

Note payable to bank                                     $  518,152
Accounts payable                                             69,936
Accrued expenses                                            297,100
Payable to shareholder                                    2,187,073
Total liabilities                                         3,072,261
Net assets in liquidation                                 1,441,497
                                                        ------------
Total liabilities and net assets in liquidation          $4,513,758
                                                        ============

Number of common shares outstanding                       2,688,605
                                                        ============

Net assets in liquidation per common share               $     0.54
                                                        ============


See accompanying notes.











                            Farm Fish, Inc.

                  Consolidated Statement of Changes in
                  Net Assets in Liquidation (unaudited)





Net assets in liquidation at December 31, 2000           $ 4,049,797
Change in estimated net realizable value of inventories   (4,235,352)
Change in estimated cost to carry out the plan of
liquidation                                                  107,052
Deferred income benefit                                    1,520,000
                                                         ------------
Net assets in liquidation at March 31, 2001                1,441,497
Change in estimated net realizable value of assets and
liabilities                                                        -
                                                         ------------
Net assets in liquidation at June 30, 2001                 1,441,497
Change in estimated net realizable value of assets and
liabilities                                                        -
                                                         ------------
Net assets in liquidation at September 30, 2001          $ 1,441,497
                                                         ============


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


As a result of the approval of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective December 31, 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts. The valuation of assets and liabilities requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying statement of net assets in liquidation represent estimates based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of September 30, 2001.

Live fish inventories at September 30, 2001 are stated at their estimated selling price based upon current market prices for sales to processors, less estimated delivery costs and estimated production cost to grow the live fish to a marketable size. The actual realizable value from the sale of live fish inventories could vary significantly from the recorded amounts due to fluctuations in the market price for live fish, changes in the estimated length of time required to grow the fish to a marketable size, changes in the period of time required to sell the live fish inventories, higher or lower fish mortality, or other factors not currently anticipated by management of the Company.

Estimates of costs to be incurred in carrying out the liquidation of the Company of $139,910 at September 30, 2001 are included in accrued expenses and consist principally of the administrative salaries and related costs, legal and professional fees, interest on the note payable to bank, and certain other costs. The actual costs could vary significantly from the estimates due to uncertainty related to the length of time required to liquidate the Company or other factors not currently anticipated by management of the Company.

3. Change in Estimates

Upon harvesting certain of the production ponds in the second quarter of 2001, management discovered the quantities of catfish in certain of those production ponds were significantly less than the quantities reported in the perpetual records maintained by the Company. In June and July 2001, management closed 27 of its 57 production ponds and revised its estimates in substantially all of its remaining production ponds resulting in the write-off of 6,881,226 pounds of catfish inventories. The Company's perpetual records reflected 886,534 pounds of catfish inventories as of September 30, 2001. Management intends to grow-out the Company's catfish inventories to a marketable size and sell its remaining catfish inventories in the ordinary course of business, which management anticipates will occur by March 31, 2002. As a result of the write-off of catfish inventories, management has revised its estimate of the liquidation value of inventories downward by $4,235,352 resulting in a $2,675,352, net of income taxes ($.99 per share) reduction in net assets in liquidation in the quarter ended March 31, 2001. Management has completed its investigation into the causes for the shortages with the assistance of specialists with the Mississippi State University National Warmwater Aquaculture Center and private investigators. Based upon its investigation, management uncovered no evidence of theft and believes the shortages were caused by extreme mortality. However, management has been unable to determine the specific causes of the shortages or time period over which such shortages occurred. As more fully described in the Company's 2000 Form 10-KSB, live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures, which could result in high mortality.

As the result of the shortages identified above, management estimates that the sale of its catfish inventories will be completed in March 2002 rather than in December 2002 as originally estimated. Therefore, management revised its estimates of costs to be incurred in carrying out the liquidation of the Company resulting in a $107,052 ($67,052 net of income taxes or $.02 per share) increase in net assets in liquidation in the quarter ended March 31, 2001.

Although the catfish inventory shortages were discovered by an officer of the Company in June 2001, management believes that substantially all of such shortages existed as of March 31, 2001. Accordingly, the Company has recorded the changes in estimates in the first quarter of 2001.

4. Income Taxes

The Company and its subsidiary are included in Delta Industries, Inc.'s ("Delta") consolidated federal and state income tax returns. Delta owns 80% of the outstanding stock of the Company. Management anticipates the net deferred tax asset at September 30, 2001 will be realized in Delta's consolidated federal and state income tax returns. Accordingly, no valuation allowance has been provided.







































                              Farm Fish, Inc.

Item 2 - Management's Discussion and Analysis or Plan of Operation


On December 27, 2000, the shareholders of the Company approved a plan to liquidate and dissolve the Company (the "Plan"). Pursuant to the Plan, the Company has entered into an agreement (the "Agreement") to sell its land, ponds and improvements, buildings and certain machinery and equipment to a third party buyer (the "Buyer") for $300,000 in cash on
the closing date and a $1,500,000 note receivable from the Buyer.   The
note receivable will bear interest at 6%, will be payable in quarterly installments of $50,141 for ten years and will be secured by a first deed of trust on the land, ponds and improvements and buildings. In accordance with the Agreement, the Company will grow out its live fish . inventories to a marketable weight and sell the inventories in an orderly manner without restocking. Closing date will occur within 30 days of the Company's written notification to the Buyer that it has completed the sale of its inventories and is prepared to deliver possession to the Buyer but in no case later than December 31, 2002.

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

As a result of the approval of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective December 31, 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts. The valuation of assets and liabilities requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying statement of net assets in liquidation represent estimates based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of September 30, 2001.

Live fish inventories at September 30, 2001 are stated at their estimated selling price based upon current market prices for sales to processors, less estimated delivery costs and estimated production cost to grow the live fish to a marketable size. The actual realizable value from the sale of live fish inventories could vary significantly from the recorded amounts due to fluctuations in the market price for live fish, changes in the estimated length of time required to grow the fish to a marketable size, changes in the period of time required to sell the live fish inventories, higher or lower fish mortality, or other factors not currently anticipated by management of the Company.

Estimates of costs to be incurred in carrying out the liquidation of the Company of $139,910 at September 30, 2001 are included in accrued expenses and consist principally of the administrative salaries and related costs, legal and professional fees, interest on the note payable to bank, and certain other costs. The actual costs could vary significantly from the estimates due to uncertainty related to the length of time required to liquidate the Company or other factors not currently anticipated by management of the Company.

Upon harvesting certain of the production ponds in the second quarter of 2001, management discovered the quantities of catfish in certain of those production ponds were significantly less than the quantities reported in the perpetual records maintained by the Company. In June and July 2001, management closed 27 of its 57 production ponds and revised its estimates in substantially all of its remaining production ponds resulting in the write-off of 6,881,226 pounds of catfish inventories. The Company's perpetual records reflected 886,534 pounds of catfish inventories as of September 30, 2001. Management intends to grow-out the Company's catfish inventories to a marketable size and sell its remaining catfish inventories in the ordinary course of business, which management anticipates will occur by March 31, 2002. As a result of the write-off of catfish inventories, management has revised its estimate of the liquidation value of inventories downward by $4,235,352 resulting in a $2,675,352, net of income taxes ($.99 per share) reduction in net assets in liquidation in the quarter ended March 31, 2001. Management has completed its investigation into the causes for the shortages with the assistance of specialists with the Mississippi State University National Warmwater Aquaculture Center and private investigators. Based upon its investigation, management uncovered no evidence of theft and believes the shortages were caused by extreme mortality. However, management has been unable to determine the specific causes of the shortages or time period over which such shortages occurred. As more fully described in the Company's 2000 Form 10-KSB, live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures, which could result in high mortality.

As the result of the shortages identified above, management estimates that the sale of its catfish inventories will be completed in March 2002 rather than in December 2002 as originally estimated. Therefore, management revised its estimates of costs to be incurred in carrying out the liquidation of the Company resulting in a $107,052 ($67,052 net of income taxes or $.02 per share) increase in net assets in liquidation in the quarter ended March 31, 2001.

Although the catfish inventory shortages were discovered by an officer of the Company in June 2001, management believes that substantially all of such shortages existed as of March 31, 2001. Accordingly, the Company has recorded the changes in estimates in the first quarter of 2001.

The Company and its subsidiary are included in Delta Industries, Inc.'s ("Delta") consolidated federal and state income tax returns. Delta owns 80% of the outstanding stock of the Company. Management anticipates the net deferred tax asset at September 30, 2001 will be realized in Delta's consolidated federal and state income tax returns. Accordingly, no valuation allowance has been provided.

As the result of the changes in estimate described above, the net assets in liquidation totaled $1,441,497 ($0.54 per common share) at September 30, 2001 compared to $4,049,797 ($1.51 per common share) at December 31, 2000.

The Company has a $2,000,000 line of credit with a bank of which $518,152 was outstanding at September 30, 2001. In addition to this line of credit and internally generated funds, the Company would rely on Delta to supply additional working capital, if needed.

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

(b)  Reports on Form 8-K
     None






                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  November 14, 2001                Farm Fish, Inc.



                                         /s/ Thomas R. Slough, Jr.
                                         President