Form 10KSB
period 2001-12-31
FARM FISH INC
filed 2003-08-12
CIK 34551

Securities and Exchange Commission

Washington D.C. 20549

Form 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001	Commission file number 0-7320

FARM FISH, INC.

(Name of small business issuer in its charter)

MISSISSIPPI	64-0474591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 W. Woodrow Wilson Blvd. Jackson, MS	39213
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code – (601) 354-3801

Securities Registered under Section 12(g) of the Exchange Act:

No-Par Common Stock

(Title of Class)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2001—Indeterminate*

(2,688,605 shares issued and outstanding as of December 31, 2001)

DOCUMENTS INCORPORATED BY REFERENCE

See Exhibits and Reports on 8-K below.

* For purposes of the response to this item only, Delta Industries, Inc. and all directors of the Registrant have been deemed affiliates of the Registrant.

* The Registrant has been advised by two broker sources that there is insufficient basis for establishing a market value.

Farm Fish, Inc.

Form 10-KSB

Table of Contents

	Item	Page(s)

	Part I

1.	Description of Business	7-8

2.	Description of Property	9-10

3.	Legal Proceedings	10

4.	Submission of Matters to a Vote of Security Holders	10

	Part II

5.	Market for Registrant’s Common Stock and Related Stockholder Matters	10-11

6.	Management’s Discussion and Analysis or Plan of Operation	11-12

7.	Financial Statements	16-17

8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	10

	Part III

9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	5-6

10.	Executive Compensation	5

11.	Security Ownership of Certain Beneficial Owners and Management	5-6

12.	Certain Relationships and Related Transactions	5

13.	Exhibits and Reports on Form 8-K	23

DIRECTORS AND EXECUTIVE OFFICERS

(a)    Directors

Name	Age	Date Term of Office Expires	Director Since	Other Positions and Offices with Farm Fish
Leland R. Speed	69	Annual Meeting of Stockholders, 2001	1982	Chairman of the Board of Directors
Thomas R. Slough, Jr.	75	Annual Meeting of Stockholders, 2001	1982	President
W. D. Mounger	76	Annual Meeting of Stockholders, 2001	1984	None
R. Reed Doyle	49	Annual Meeting of Stockholders, 2001	1998	None

(b)    Executive Officers

Name	Age	Office Held	Officer Since	Other Positions and Offices with Farm Fish
Leland R. Speed	69	Chairman of the Board of Directors	1984	Director
Thomas R. Slough, Jr.	75	President	1984	Director
David Robison	53	Vice President	1993	None
Jayne Dew	53	Secretary/Treasurer	1998	General Manager Of Farm Operations

Note: Ages calculated as of March 31, 2002

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

(2)    Delinquent Filings

Based solely upon a review of: (i) Forms 3 and Forms 4 and amendments thereto furnished to Farm Fish pursuant to Securities and Exchange Commission Rule 16a-3(e) during the fiscal year ended December 31, 2001; (ii) Forms 5 and amendments thereto furnished to Farm Fish during the fiscal year ended December 31, 2001; and (iii) written representations of officers, directors and beneficial owners of more than 10% of Farm Fish no-par common stock, there were not any known failures of such officers, directors or beneficial owners of more than 10% of Farm Fish no-par common stock to report transactions required to be reported on the above Forms on a timely basis or to file a required Form during the fiscal year ended December 31, 2000. Additionally, there were no known late reports made on the above Forms during the fiscal year ended December 31, 2001.

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

TRANSACTIONS WITH MANAGEMENT

(a) Transactions Between Farm Fish and Delta Industries

The principal shareholder of Farm Fish is Delta Industries. All members of the Farm Fish Board of Directors also serve as directors of Delta Industries, and the management of Farm Fish are also officers of Delta Industries.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

To the best of the Company’s knowledge, no person or group (as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934) beneficially owned, as of June 1, 2003, more than five percent of the Shares outstanding except as set forth in the following table:

Stockholder	Number of Shares of Common Stock Owned(1)	Percent of Class
Delta Industries, Inc. 100 W. Woodrow Wilson Jackson, MS 39213	2,151,061	80%

SECURITY OWNERSHIP OF MANAGEMENT

Stockholder	Number of Shares of Common Stock Owned(1)	Percent of Class
Thomas R. Slough, Jr.	17,805	*
W.D. Mounger	25,900	*
David Robison	100	*
Jayne Dew	6,500	*
Officers and Directors as a Group (6 persons)(2)	50,305	1.88%

    *Less than 1%.

(1) Each beneficial owner has sole voting and investment powers as to all shares beneficially owned unless otherwise indicated in these footnotes.

(2) The directors of Farm Fish during the past fiscal year, Thomas R. Slough, Jr., W. D. Mounger, Leland R. Speed and R. Reed Doyle, were directors and stockholders of Delta Industries. The shares owned by Delta Industries are in addition to the total number of shares owned directly by officers and directors, as shown herein.

DELTA INDUSTRIES, INC. STOCK OWNERSHIP OF EXECUTIVE OFFICERS AND DIRECTORS

Stockholder	Number of Shares of Common Stock Owned(1)		Percent of Class
Thomas R. Slough, Jr.(2)	8,160		1.42%
W.D. Mounger	44,061		7.65
R. Reed Doyle	30,944	(3)	5.37%
David Robison	19,379	(4)	3.04%
Jayne Dew	500		*
Officers and Directors as a Group (6 persons)	103,044		17.56%

* Less than 1%

(1) Each beneficial owner has sole voting and investment powers as to all shares beneficially owned unless otherwise indicated in these footnotes.

(2) Does not include 3133 shares held in a custodial account for the benefit of Mr. Slough’s son. Mr. Slough has investment and voting power over such shares.

(3) Includes 22,502 shares held in a trust for the benefit of Mr. Doyle’s mother. Mr. Doyle is the trustee of such trust.

(4) Includes 17,500 shares which Mr. Robison has the right to acquire through the exercise of options.

INDEPENDENT PUBLIC ACCOUNTANTS

The firm of Horne CPA Group was the independent auditors of Farm Fish for the fiscal year ending December 31, 2001. Ernst & Young LLP formerly performed the annual audits of Farm Fish and Delta Industries. Delta Industries retained Horne CPA Group, and Farm Fish and Ernst & Young determined that it would be more efficient to have one accounting firm handle the audits for Farm Fish and Delta Industries.

In the past the independent public accountants have been selected annually by the Board of Directors, and it is contemplated that this procedure will continue to be followed by the Board.

Description of Business

General

Farm Fish, Inc., “Farm Fish” engaged in the hatching and growing of catfish (generally referred to as “producing” catfish). Farm Fish was organized in 1972 as a Subchapter C corporation. The principal executive offices of Farm Fish are located at 100 W. Woodrow Wilson Drive, Jackson, Mississippi 39213, and its telephone number is (601) 354-3801. In December 2000, the shareholders of Farm Fish approved a plan whereby substantially all of the operating assets of Farm Fish were be sold to H & S Fish Farms, LLC. Pursuant to this plan Farm Fish sold its existing inventory of fish, without restocking. Since closing the sale of assets to H&S in May 2002, Farm Fish has been winding up its affairs and disposing of its remaining assets. Due to the approval of this plan, Farm Fish changed the basis of accounting for its operations to a liquidation basis. See Recent Developments and the Financial Statements, which are part of this report. Due to the late filing of this 2001 Form 10-KSB, management has included the most recently available audited consolidated financial statements in this filing which consists of the consolidated statement of net assets in liquidation as of December 31, 2002 and the consolidated statement of net assets in liquidation for the two-year period then ended.

Farm Fish’s Operations

Since the sale of its real property and certain equipment to H&S, Farm Fish completed selling its inventory of live fish, without restocking. Farm Fish’s activities since that time have been focused on disposal of the Company’s remaining assets and winding up the Company’s affairs.

Prior to the closing of the sale to H&S; Farm Fish’s primary production assets are brood ponds, a hatchery, fingerling ponds and production ponds. The life cycle of a farm-raised catfish begins in a brood pond, where the eggs (“spawn”) are laid and fertilized. The spawn is then retrieved and taken to the hatchery, where it is placed in water-filled troughs which are continuously monitored to ensure the water is aerated and kept at the proper temperature. The hatchery operates for approximately two months each year, usually from mid-May to mid-July.

The newly hatched catfish, called “fry”, are kept in the hatchery briefly and are then transported to a fingerling pond where they remain until they are one to two inches in length, at this stage the catfish are referred to as “fingerlings”. Some of the fingerlings may be sold to other catfish farmers, but typically most are kept and used to stock the farm’s production ponds. The catfish are fed until they reach marketable size (usually one to one-and-a-half pounds) and harvested with seines.

The catfish are fed a commercially prepared feed consisting of soybeans, corn, wheat and fishmeal. The catfish are fed from approximately mid-March through the end of October each year. Little food is supplied to the catfish during the winter months.

Farm Fish conducted its business at its catfish farm in Humphreys County, Mississippi. The farm consists of approximately 1,750 acres of land, of which approximately 1,375 acres are devoted to mostly 20 acre ponds. The farm is a complete facility for producing “farm-raised” catfish, with brood ponds, a hatchery, fingerling ponds and production ponds.

Processing and Marketing

Farm Fish sold its processing operations in March 1986 and no longer engages in processing live fish or marketing processed products.

Significant Customers

The Company’s sales are to a limited number of catfish processors. In 2001 two processors represented substantially all of the Company’s net sales.

Competition

There are a substantial number of independent catfish producers in the general market area. Farm Fish was one of the larger producers of live fish according to reports published by the USDA’s National Agricultural statistical service. Competition among catfish farmers who produce live fish for sale to catfish processors is based primarily on price. Production techniques are becoming more sophisticated as the industry matures, and farmers who take advantage of the emerging technology in areas such as the maintenance of high water quality may develop a competitive advantage in terms of cost efficiency. The Company continually monitors water quality of each pond to ensure optimum conditions for fish growth. The Company has replaced some of its gas and diesel powered aeration equipment with more efficient and cost effective electrical aeration equipment.

Farm Fish Personnel

On December 31, 2001, Farm Fish employed 10 employees, all of whom were engaged in duties related to its catfish farming operations.

Industry Segments

Farm Fish operated in only one industry segment, (“catfish production”).

Regulatory Matters

Farm Fish’s facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the United States Department of Agriculture, The Environmental Protection Agency, The Occupational Safety and Health Administration and corresponding state agencies.

Compliance with existing regulations has not had a material adverse effect on Farm Fish’s earnings or competitive position in the past and, due to the liquidation status of the Company, is not anticipated to have a materially adverse effect in the future. Management believes that Farm Fish is in substantial compliance with existing laws and regulations and does not know of any major capital expenditures necessary to comply with such regulations.

Description of Property

As of December 31, 2001, Farm Fish owned nearly 1,750 acres of farmland in Humphreys County, Mississippi, near the town of Louise. Most of this land is devoted to the ponds, to the banks and levees, which surround and separate the ponds, and to various service and storage areas. In addition Farm Fish owned certain stock in Producers Feed Cooperative and a catfish processing cooperative all of which the Company intends to sell. See Notes to the Consolidated Financial Statements.

Inventory

Pursuant to the Plan, Farm Fish sold its remaining inventory of fish, without restocking. The Company completed the sale of its fish inventory in March 2002.

Recent Developments

The shareholders approved a transaction between the Company and H & S Fish Farms, LLC for the sale of certain assets of the Company. On May 28, 2002, H & S purchased substantially all of the operating assets (excluding fish inventory) from the Company for $1,800,000. The Company sold it existing inventory of fish, without restocking. The Company intends to distribute the proceeds received from such sale, less certain transaction costs and outstanding debt of the company to the shareholders. There can be no assurance of the amount, if any, available for distribution to the shareholders. As part of the purchase by H & S, the Company received a note for $1,500,000. This note was sold to Delta Industries at face value, without discount.

Upon harvesting certain of the production ponds in 2001, management discovered the quantities of catfish in certain of those production ponds were significantly less than the quantities reported in the perpetual records maintained by the Company. The quantities of the Company’s live fish inventories were determined based upon estimated growth from feed fed in each pond reduced for the actual quantities harvested and estimated mortality. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures, which could result in high mortality. In June and July 2001, management closed 27 of its 57 production ponds and revised its estimates in substantially all of its remaining production ponds resulting in the write-off of 6,881,226 pounds of catfish inventories. As a result of the write-off of catfish inventories and decreases in the selling price of catfish, management revised its estimate of the liquidation value of inventories downward by $4,441,650 during 2001. After an extensive investigation management believes that several factors, including winter fish kills that were unnoticed and incorrect assumptions in the formula used to compute inventories, contributed to over estimates of the Company’s fish inventories.

Subsequent to December 31, 2002, the Company sold 1708 shares of Producers Feed Cooperative stock to Delta Industries for $153,864, which included any rights to patronage dividends attached to such stock. The value of this stock had been adjusted to zero on the Company’s books due to uncertainties about Producers feed. See Note 4 to Financial Statements.

Legal Proceedings

As of December 31, 2001, there were no material legal proceedings pending or threatened against Farm Fish.

Submission of Matters to a Vote of Security Holders

None.

Changes In and Disagreements with Accountants

on Accounting and Financial Disclosure

There are no disagreements with the Company’s accountants. Due to the pending transaction with H & S, the Company has changed the basis of accounting to a liquidation basis as reflected in the financial statements attached to this report. This change in accounting involves certain assumptions and estimates on the part of the Company’s management. There can be no assurances that results obtained by the Company will attain such results. For further information refer to the notes accompanying the Financial Statements.

The Company has retained Horne CPA Group to complete the audits for the years ended December 31, 2001 and 2002. Ernst & Young LLP previously performed the Company’s audits. The Company switched to Horne CPA Group in connection with Delta Industries’ decision to hire Horne. There were no disagreements with Ernst & Young at the time of their resignation.

Market for Registrant’s Common Stock and

Related Stockholder Matters

The authorized capital stock of Farm Fish consists of 5,000,000 shares of common stock. The 2,688,605 issued and outstanding shares of Farm Fish’s stock are held of record by approximately 1,843 stockholders. Although Farm Fish common stock is registered under the Securities Exchange Act of 1934, there is no readily ascertainable market value for the stock, since the stock is not traded on any exchange, is traded infrequently over the counter, and is not quoted in any newspaper. The stock is listed in the “pink sheets” under the symbol “FFIH”. There is insufficient basis for establishing a market value.

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

Dividends

No cash dividend has been paid by Farm Fish since May 1, 1982. No dividends are anticipated prior to the final liquidation of the Company.

Management’s Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

On December 27, 2000, the shareholders of the Company approved a plan to liquidate and dissolve the Company (the “Plan”). Pursuant to the Plan on May 28, 2002, the Company sold its land, ponds and improvements, buildings and certain machinery and equipment to a third party buyer (the “Buyer”) for $300,000 in cash on the closing date and a $1,500,000 note receivable from the Buyer. Machinery and equipment totaling $224,302 at December 31, 2001, which is not being sold to the Buyer, is stated at management’s estimate of net realizable value. The note receivable bears interest at 6%, is payable in quarterly installments of $50,141 for ten years and is secured by a first deed of trust on the land, ponds and improvements and buildings. The note receivable was sold to Delta Industries at face value. In accordance with the Plan, the Company completed the grow out and sale of its live fish inventories in March 2002.

In the first quarter of 2001, the Company changed its estimate of net assets in liquidation from $4,049,797 ($1.51 per common share) to $1,441,497 ($.54 per common share) primarily because upon harvesting certain of the production ponds in June and July 2001, management discovered the quantities of catfish in certain of those production ponds were significantly less than the quantities reported in the perpetual records maintained by the Company. In June and July 2001, management closed 27 of its 57 production ponds and revised its estimates in substantially all of its remaining production ponds resulting in the write-off of 6,881,226 pounds of catfish inventories. As a result of the write-off of catfish inventories, management revised its estimate of the liquidation value of inventories downward by $4,235,352 resulting in a $2,675,352, net of income taxes ($.99 per share) reduction in net assets in liquidation in the quarter ended March 31, 2001.

As the result of the shortages identified above, management estimated that the sale of its catfish inventories would be completed in March 2002 rather than in December 2002 as originally estimated. Therefore, management revised its estimates of costs to be incurred in carrying out the liquidation of the Company resulting in a $107,052 ($67,052 net of income taxes or $.02 per share) increase in net assets in liquidation in the quarter ended March 31, 2001.

Management has completed its investigation into the causes for the shortages with the assistance of specialists with the Mississippi State University National Warmwater Aquaculture

Center and private investigators. Based upon its investigation, management uncovered no evidence of theft or fraud and believes the shortages were caused by excessive mortality. However, management has been unable to determine the specific causes of the shortages or time period over which such shortages occurred. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures, which could result in high mortality. Although the catfish inventory shortages were discovered by an officer of the Company in June 2001, management believes that substantially all of such shortages existed as of March 31, 2001. Accordingly, the Company recorded the changes in estimates in the first quarter of 2001.

In the fourth quarter of 2001, management changed its estimate of net assets in liquidation to $1,390,322 or $.52 per common share to reflect managements revised estimates of the Company’s liquidation values. The Company completed the sale of its live fish inventories in March 2002 resulting in a $206,298 ($94,931 net of income taxes or $.04 per share) decrease in net assets in liquidation in the fourth quarter of 2001. Management determined that the collection of certain accounts receivable is doubtful resulting in a $20,383 ($9,376 net of income taxes or less than $.01 per share) decrease in net assets in liquidation in the fourth quarter of 2001. Management revised its estimate of the liquidation value of investments in cooperatives based upon agreements reached to sell the investments in 2002 resulting in a $102,068 ($46,951 net of income taxes or $.02 per share) increase in net assets in liquidation in the fourth quarter of 2001. Management also revised its estimates of costs to be incurred in carrying out the liquidation of the Company resulting in a $13,438 ($6,181 net of income taxes or less than $.01 per share) increase in net assets in liquidation in the fourth quarter of 2001.

In the fourth quarter of 2002, management changed its estimate of net assets in liquidation from $1,390,322 to $1,399,210 or $.52 per common share to reflect management’s revised estimates of the Company’s liquidation values. Management revised its estimate of the liquidation value of investments in cooperatives for the impairment in the value of Producers Feed Corporation (“Producers”) stock due to Producers ceasing its operations in 2002, resulting in a $42,700 ($26,700 net of income taxes or $.01 per share) decrease in net assets in liquidation in the fourth quarter of 2002. Management completed the sale of the remaining items of its property and equipment resulting in a $16,930 ($10,930 net of income taxes or less than $.01 per share) increase in net assets in liquidation in the fourth quarter of 2002. Management also revised its estimates of costs to be incurred in carrying out the liquidation of the Company resulting in a $39,658 ($24,658 net of income taxes or $.01 per share) increase in net assets in liquidation in the fourth quarter of 2002.

Live fish inventories at December 31, 2001 are stated at their selling price based upon subsequent sales of the inventories in the first quarter of 2002.

The Company will continue in existence to affect an orderly winding-up of the affairs of the Company. Proceeds from the sale of the Company’s assets will be used for payment of all liabilities and obligations to its creditors with all remaining proceeds distributed to the Company’s shareholders on a pro rata basis.

FARM FISH, INC.

Jackson, Mississippi

Consolidated Financial Statements

For the Two Year Period Ended

December 31, 2002

CONTENTS

Independent Auditor’s Report	1

Consolidated Financial Statements

Consolidated Statement of Net Assets in Liquidation	2

Consolidated Statement of Changes in Net Assets in Liquidation	3

Notes to Consolidated Financial Statements	4–8

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Shareholders

Farm Fish, Inc.

We have audited the consolidated statement of net assets in liquidation of Farm Fish, Inc. as of December 31, 2002 and the related consolidated statement of changes in net assets in liquidation of Farm Fish, Inc. for the two year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation and the changes in net assets in liquidation of Farm Fish, Inc. as of and for the two year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

/S/ Horne CPA Group

Jackson, Mississippi

May 19, 2003

FARM FISH, INC.

Consolidated Statement of Net Assets in Liquidation

December 31, 2002

ASSETS

Cash and cash equivalents	$348,777
Patronage and dividends receivable	153,864
Note receivable from shareholder	800,000
Other receivable from shareholder	84,916
Other receivables	21,768
Deferred income taxes	13,000

Total assets	$1,422,325

LIABILITIES AND NET ASSETS IN LIQUIDATION
Accounts payable	$1,043
Accrued expenses	22,072

Total liabilities	23,115
Net assets in liquidation	1,399,210

Total liabilities and net assets in liquidation	$1,422,325

Number of common shares outstanding	2,688,605

Net assets in liquidation per common share	$.52

See accompanying notes.

FARM FISH, INC.

Consolidated Statement of Changes in Net Assets in Liquidation

For the Two Year Period Ended December 31, 2002

Net assets in liquidation at January 1, 2001	$4,049,797
Changes in estimated net realizable value of assets, net of liabilities and estimated cost to carry out the plan of liquidation
Accounts receivable	(20,383)
Inventories	(4,441,650)
Investments in cooperatives	59,368
Property, buildings and equipment	16,930
Accrued expenses	160,148
Income tax benefit	1,575,000

Net assets in liquidation at December 31, 2002	$1,399,210

See accompanying notes.

FARM FISH, INC.

For the Two Year Period Ended December 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Business

Farm Fish, Inc. (the “Company”) was engaged in catfish farming on approximately 1,375 water acres within the State of Mississippi. Catfish farming is conducted in a few southern states, principally Mississippi, Louisiana, Alabama and Arkansas. The Company’s sales during the two year period ended December 31, 2002 totaled approximately $1.8 million and were primarily to two processors. The Company’s significant customers are located within the state of Mississippi. Processed catfish are sold principally to retail grocery stores, food brokers and restaurants.

The Company is an 80 percent owned subsidiary of Delta Industries, Inc. (“Delta”).

Liquidation of the Company

On December 27, 2000, the shareholders of the Company approved a plan to liquidate and dissolve the Company (the “Plan”). Pursuant to the Plan on May 28, 2002, the Company sold its land, ponds and improvements, buildings and certain machinery and equipment to a third party buyer (the “Buyer”) for $300,000 in cash on the closing date and a $1,500,000 note receivable from the Buyer. The note receivable bears interest at 6 percent, is payable in quarterly installments of $50,141 for ten years and is secured by a first deed of trust on the land, ponds and improvements and buildings. Effective May 28, 2002, the Company sold the note receivable from the Buyer to Delta at face value. In accordance with the Plan, the Company completed the grow out and sale of its live fish inventories in February 2002.

The Company will continue in existence to affect an orderly winding-up of the affairs of the Company. Proceeds from the sale of the Company’s assets will be used for payment of all liabilities and obligations to its creditors with all remaining proceeds distributed to the Company’s shareholders on a pro rata basis. Management anticipates that distributions to the shareholders will occur during the year ending December 31, 2003.

The consolidated statements of operations, shareholders’ equity and cash flows for years ending on or before December 31, 2000 were prepared on the going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the approval of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective December 31, 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts. The valuation of assets and liabilities requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying statement of net assets in liquidation represent estimates based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of December 31, 2002. Upon adoption of the liquidation basis of accounting, live fish inventories were stated at their estimated selling price based upon current market prices for sales to processors, less estimated delivery costs and estimated production cost to grow the live fish to a marketable size.

Estimates of costs to be incurred in carrying out the liquidation of the Company were accrued as of at December 31, 2000 and consisted principally of the administrative salaries and related costs, legal and professional fees, interest on the note payable to bank, and certain other costs. The actual costs could vary significantly from the estimates due to uncertainty related to the length of time required to liquidate the Company or other factors not currently anticipated by management of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DAT, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Changes in Estimates

In the first quarter of 2001, the Company changed its estimate of net assets in liquidation from $4,049,797 ($1.51 per common share) to $1,441,497 ($.54 per common share) primarily because upon harvesting certain of the production ponds in June and July 2001, management discovered the quantities of catfish in certain of those production ponds were significantly less than the quantities reported in the perpetual records maintained by the Company. In June and July 2001, management closed 27 of its 57 production ponds and revised its estimates in substantially all of its remaining production ponds resulting in the write-off of 6,881,226 pounds of catfish inventories. As a result of the write-off of catfish inventories, management revised its estimate of the liquidation value of inventories downward by $4,235,352 resulting in a $2,675,352, net of income taxes ($.99 per share) reduction in net assets in liquidation in the quarter ended March 31, 2001.

As the result of the shortages identified above, management estimated that the sale of its catfish inventories would be completed in March 2002 rather than in December 2002 as originally estimated. Therefore, management revised its estimates of costs to be incurred in carrying out the liquidation of the Company resulting in a $107,052 ($67,052 net of income taxes or $.02 per share) increase in net assets in liquidation in the quarter ended March 31, 2001.

FARM FISH, INC.

For the Two Year Period Ended December 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Continued

Management has completed its investigation into the causes for the shortages with the assistance of specialists with the Mississippi State University National Warmwater Aquaculture Center and private investigators. Based upon its investigation, management uncovered no evidence of theft or fraud and believes the shortages were caused by excessive mortality. However, management has been unable to determine the specific causes of the shortages or time period over which such shortages occurred. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures, which could result in high mortality. Although the catfish inventory shortages were discovered by an officer of the Company in June 2001, management believes that substantially all of such shortages existed as of March 31, 2001. Accordingly, the Company recorded the changes in estimates in the first quarter of 2001.

In the fourth quarter of 2001, management changed its estimate of net assets in liquidation to $1,390,322 or $.52 per common share to reflect managements revised estimates of the Company’s liquidation values. The Company completed the sale of its live fish inventories in March 2002 resulting in a $206,298 ($94,931 net of income taxes or $.04 per share) decrease in net assets in liquidation in the fourth quarter of 2001. Management determined that the collection of certain accounts receivable is doubtful resulting in a $20,383 ($9,376 net of income taxes or less than $.01 per share) decrease in net assets in liquidation in the fourth quarter of 2001. Management revised its estimate of the liquidation value of investments in cooperatives based upon agreements reached to sell the investments in 2002 resulting in a $102,068 ($46,951 net of income taxes or $.02 per share) increase in net assets in liquidation in the fourth quarter of 2001. Management also revised its estimates of costs to be incurred in carrying out the liquidation of the Company resulting in a $13,438 ($6,181 net of income taxes or less than $.01 per share) increase in net assets in liquidation in the fourth quarter of 2001.

In the fourth quarter of 2002, management changed its estimate of net assets in liquidation from $1,390,322 to $1,399,210 or $.52 per common share to reflect management’s revised estimates of the Company’s liquidation values. Management revised its estimate of the liquidation value of investments in cooperatives for the impairment in the value of Producers Feed Corporation (“Producers”) stock due to Producers ceasing its operations in 2002, resulting in a $42,700 ($26,700 net of income taxes or $.01 per share) decrease in net assets in liquidation in the fourth quarter of 2002. Management completed the sale of the remaining items of its property and equipment resulting in a $16,930 ($10,930 net of income taxes or less than $.01 per share) increase in net assets in liquidation in the fourth quarter of 2002. Management also revised its estimates of costs to be incurred in carrying out the liquidation of the Company resulting in a $39,658 ($24,658 net of income taxes or $.01 per share) increase in net assets in liquidation in the fourth quarter of 2002.

FARM FISH, INC.

For the Two Year Period Ended December 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Note Receivable From Shareholder

At December 31, 2002, the Company had an $800,000 note receivable from Delta which bears interest at LIBOR plus 1.75 percent (3.21 percent at December 31, 2002) and is due on demand.

Note 4. Patronage Dividends Receivable

Substantially all of the Company’s catfish feed purchases were from Producers, a feed cooperative. During 2002, Producers ceased its operations and is in the process of liquidating its assets and liabilities. At December 31, 2002, the Company owns shares of Producers stock and has patronage dividends receivable from Producers of $153,864. During the fourth quarter of 2002, management decreased its estimate of the liquidation value of the Producers stock from $42,700 to zero due to uncertainties about the amounts that will ultimately be realized from the sale of the stock, if any. Subsequent to December 31, 2002, the Company sold its investment in Producers, including its rights to patronage dividends receivable, to Delta for its estimated fair market value of $153,864.

Note 5. Income Taxes

The Company and its subsidiary are included in Delta’s consolidated federal and state income tax returns. The Company’s income taxes for financial reporting purposes are determined on a separate company basis.

The components of deferred tax assets are as follows at December 31, 2002.

Investment in cooperatives	$6,000
Accrued expenses	7,000

$13,000

The $13,000 deferred tax asset is expected to be realized as a result of a payment from Delta for the related tax benefits received by Delta from inclusion of the Company’s tax losses in Delta’s tax returns.

FARM FISH, INC.

For the Two Year Period Ended December 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Continued

The income tax benefit resulting from the changes in estimated net assets in liquidation for the two year period ended December 31, 2002 are as follows:

Current
Federal	$(1,394,000)
State	(217,000)

(1,611,000)
Deferred
Federal	34,000
State	2,000

36,000

$(1,575,000)

Exhibits and Reports on Form 8-K

(a)    Exhibits Required by Item 601 of Regulation S-B:

3(a)	Articles of Incorporation –	Incorporated by reference from Form 10-K for year ended April 30, 1981

3(b)	Bylaws	Incorporated by reference from Form 10-K for year ended April 30, 1981

3(c)	Amendment to Bylaws –	Incorporated by reference from Form 10-K for year ended December 31, 1984

3(d)	Amendment to Articles of Incorporation –	Incorporated by reference from Form 10-K for year ended December 31, 1984

(10)	Material Contracts

10(a)	Asset Purchase Agreement, dated February 28, 1986 –	Incorporated by reference from Form 10-K for year ended December 31, 1985

10(b)	Asset Purchase Agreement, dated as of July 20, 2000	Incorporated by Reference from Form 14A filed December 8, 2000

(b)	Reports on Form 8-K	Company filed an 8-K on August 11, 2000 related to the transaction with H & S Fish Farms, LLC

Company filed an 8-K on June , 2003 related to a change in its independent auditors.

CERTIFICATIONS

I, David Robison, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Farm Fish, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003	/S/ David Robison
David Robison, Vice President

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARM FISH, INC., REGISTRANT

By:	/S/ David Robison
Vice President
Date:	July 15, 2003

DIRECTOR’S SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date:	July 15, 2003	By:	/S/ Leland R. Speed Leland R. Speed, Director

Date:	July 2, 2003	By:	/S/ W. D. Mounger W. D. Mounger, Director

Date:	July 6, 2003	By:	/S/ Robert Reed Doyle R. Reed Doyle, Director

Date:	July 13, 2003	By:	/S/ Thomas R. Slough, Jr. Thomas R. Slough, Jr., Director