Form 10KSB
period 2002-12-31
FARM FISH INC
filed 2003-08-12
CIK 34551

Securities and Exchange Commission

Washington D.C. 20549

Form 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

No-Par Common Stock

(Title of Class)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2002 – Indeterminate*

(2,688,605 shares issued and outstanding as of December 31, 2002)

DOCUMENTS INCORPORATED BY REFERENCE

See Exhibits and Reports on 8-K below.

*    For purposes of the response to this item only, Delta Industries, Inc. and all directors of the Registrant have been deemed affiliates of the Registrant.

*    The Registrant has been advised by two broker sources that there is insufficient basis for establishing a market value.

Farm Fish, Inc.

Form 10-KSB

Table of Contents

	Item	Page(s)
	Part I

1.	Description of Business	6-7
2.	Description of Property	8-9
3.	Legal Proceedings	9
4.	Submission of Matters to a Vote of Security Holders	9

	Part II
5.	Market for Registrant’s Common Stock and Related Stockholder Matters	10
6.	Management’s Discussion and Analysis of or Plan of Operation	10-12
7.	Financial Statements	16-17
8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	9-10

	Part III
9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	5-6
10.	Executive Compensation	4-5
11.	Security Ownership of Certain Beneficial Owners and Management	5-6
12.	Certain Relationships and Related Transactions	5
13.	Exhibits and Reports on Form 8-K	23

DIRECTORS AND EXECUTIVE OFFICERS

(a)	Directors

Name	Age	Date Term of Office Expires	Director Since	Other Positions and Offices with Farm Fish
Leland R. Speed	70	Annual Meeting of Stockholders	1982	Chairman of the Board of Directors
Thomas R. Slough, Jr.	76	Annual Meeting of Stockholders	1982	President
W. D. Mounger	77	Annual Meeting of Stockholders	1984	None
R. Reed Doyle	50	Annual Meeting of Stockholders	1998	None

(b)	Executive Officers

Name	Age	Office Held	Officer Since	Other Positions and Offices with Farm Fish
Leland R. Speed	70	Chairman of the Board of Directors	1984	Director
David Robison	54	Vice President	1993	None

Note:    Ages calculated as of March 31, 2003

Messrs. Speed and Slough were first elected as officers on December 3, 1984. Mr. Robison was first elected in 1993. The bylaws provide that the terms of the present officers will expire when their successors are elected and qualify.

(c)	Family Relationships

There are no family relationships among the directors and officers.

(d)	Business Experience for the Past Five Years

(i)	Leland R. Speed is Chairman of the Board of Directors of Farm Fish and a director of Delta Industries. Mr. Speed is also Chairman of Parkway Properties, Inc. and EastGroup Properties, Inc. which engage generally in the business of real estate development.

(ii)	Thomas R. Slough, Jr., a director of Farm Fish, is the Vice-Chairman, a director and stockholder of Delta Industries, a corporation primarily engaged in marketing ready mix concrete.

(iii)	W. D. Mounger, a director of Farm Fish, is President, director and a principal stockholder of Delta Royalty Company, Inc., a Mississippi corporation engaged generally in the oil and gas business. Mr. Mounger is also engaged in various commercial activities, including independent oil and gas leasing, and is a director of Delta Industries. Until February 1997, Mr. Mounger served as a director of Deposit Guaranty National Bank and Deposit Guaranty Corporation.

(iv)	R. Reed Doyle, a director of Farm Fish, is a manager with Silver Creek Plantation, which engages in the business of farm-raised catfish. Mr. Doyle has been in the farm-raised catfish industry for over 25 years. Mr. Doyle is a director of Delta Industries.

(v)	David Robison, Vice President of Farm Fish, is President and Chief Executive Officer of Delta Industries, a corporation primarily engaged in the marketing of ready mix concrete.

(2)	Delinquent Filings

Based solely upon a review of: (i) Forms 3 and Forms 4 and amendments thereto furnished to Farm Fish pursuant to Securities and Exchange Commission Rule 16a-3(e) during the fiscal years ended December 31, 2001 and 2002; (ii) Forms 5 and amendments thereto furnished to Farm Fish during the fiscal years ended December 31, 2001 and 2002; and (iii) written representations of officers, directors and beneficial owners of more than 10% of Farm Fish no-par common stock, there were not any known failures of such officers, directors or beneficial owners of more than 10% of Farm Fish no-par common stock to report transactions required to be reported on the above Forms on a timely basis or to file a required Form during the fiscal years ended December 31, 2001 and 2002. Additionally, there were no known late reports made on the above forms during the fiscal year ended December 31, 2001 and 2002.

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

TRANSACTIONS WITH MANAGEMENT

(a)	Transactions Between Farm Fish and Delta Industries

The principal shareholder of Farm Fish is Delta Industries. All members of the Farm Fish Board of Directors also serve as directors of Delta Industries, and the management of Farm Fish are also officers of Delta Industries. During 2002, Delta Industries purchased certain equipment from Farm Fish for its estimated fair market value of $93,956.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

To the best of the Company’s knowledge, no person or group (as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934) beneficially owned, as of June 1, 2003, more than five percent of the Shares outstanding except as set forth in the following table:

Stockholder	Number of Shares of Common Stock Owned(1)	Percent of Class
Delta Industries, Inc. 100 W. Woodrow Wilson Jackson, MS 39213	2,151,061	80%

SECURITY OWNERSHIP OF MANAGEMENT

Stockholder	Number of Shares of Common Stock Owned(1)	Percent of Class
Thomas R. Slough, Jr.	17,805	*
W.D. Mounger	25,900	*
David Robison	100	*
Officers and Directors as a Group (6 persons)(2)	43,805	1.63%

*	Less than 1%.

(1)	Each beneficial owner has sole voting and investment powers as to all shares beneficially owned unless otherwise indicated in these footnotes.

(2)	The directors of Farm Fish during the past fiscal year, Thomas R. Slough, Jr., W. D. Mounger, Leland R. Speed and R. Reed Doyle, were directors and stockholders of Delta Industries, Inc. The shares owned by Delta Industries are in addition to the total number of shares owned directly by officers and directors, as shown herein.

DELTA INDUSTRIES, INC. STOCK OWNERSHIP OF EXECUTIVE OFFICERS AND DIRECTORS

Stockholder	Number of Shares of Common Stock Owned(1)	Percent of Class
Thomas R. Slough, Jr.(2)	8,160	1.42%
W.D. Mounger	44,061	7.65
R. Reed Doyle	30,944(3)	5.37%
David Robison	19,379(4)	3.04%
Officers and Directors as a Group (6 persons)	102,544	17.47%

*	Less than 1%.

(1)	Each beneficial owner has sole voting and investment powers as to all shares beneficially owned unless otherwise indicated in these footnotes.

(2)	Does not include 3133 shares held in a custodial account for the benefit of Mr. Slough’s son. Mr. Slough has investment and voting power over such shares.

(3)	Includes 22,502 shares held in a trust for the benefit of Mr. Doyle’s mother. Mr. Doyle is the trustee of such trust.

(4)	Includes 17,500 shares which Mr. Robison has the right to acquire through the exercise of options.

INDEPENDENT PUBLIC ACCOUNTANTS

The firm of Horne CPA Group was the independent auditors of Farm Fish for the fiscal year ending December 31, 2002. Ernst & Young LLP formerly performed the annual audits of Farm Fish and Delta Industries. Delta Industries retained Horne CPA Group, and Farm Fish and Ernst & Young determined that it would be more efficient to have one accounting firm handle the audits for Farm Fish and Delta Industries.

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

Included in this 2002 Form 10-KSB are the consolidated financial statements of Farm Fish presented on the liquidation basis of accounting for the two-year period ended December 31, 2002. The consolidated financial statements reflect management’s best estimated of Farm Fish’s net assets in liquidation as of December 31, 2002 and the changes in its net assets in liquidation during the period from January 1, 2001 through December 31, 2002. Although Farm Fish did not file quarterly reports on Form 10-QSB for the first three quarters of 2002, the consolidated financial statements referred to above contain detailed descriptions of the quarterly changes in the estimated net assets in liquidation. Accordingly, management does not intend to file the quarterly reports on Form 10-KSB for the three quarterly periods in the nine months ended September 30, 2002.

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

Significant Customers

The Company’s sales were to a limited number of catfish processors. In 2002 and 2001 two processors represented substantially all of the Company’s net sales. The Company historically sold a significant portion of its inventory to Delta Pride, a cooperative in which the Company is a member.

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

Farm Fish Personnel

On December 31, 2002, Farm Fish did not have any employees.

Industry Segments

Farm Fish previously operated in only one industry segment, (“catfish production”).

Regulatory Matters

Farm Fish’s former facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the United States Department of Agriculture, The Environmental Protection Agency, The Occupational Safety and Health Administration and corresponding state agencies.

Compliance with existing regulations has not had a material adverse effect on Farm Fish’s earnings or competitive position in the past. Management believes that Farm Fish is in substantial compliance with existing laws and regulations and does not know of any major capital expenditures necessary to comply with such regulations.

Description of Property

As of December 31, 2002, Farm Fish owned certain stock in Producers Feed Cooperative and the related rights to patronage dividends attached to such stock.

Inventory

Pursuant to the Plan Farm Fish sold its remaining inventory of fish, without restocking. The Company completed the sale of its fish inventory in March 2002.

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

Subsequent to December 31, 2002, the Company sold 1708 shares of Producers Feed Cooperative stock to Delta Industries for $153,864, which included any rights to patronage dividends attached to such stock. The value of this stock had been adjusted to zero on the Company’s books due to uncertainties about Producers feed. See Note 4 to Financial Statements

Legal Proceedings

As of December 31, 2002, there were no material legal proceedings pending or threatened against Farm Fish.

Submission of Matters to a Vote of Security Holders

None

Changes In and Disagreements with Accountants

on Accounting and Financial Disclosure

There are no disagreements with the Company’s accountants. Due to the sale of substantially all of the Company’s assets and the winding up of the Company’s affairs, the Company has changed the basis of accounting to a liquidation basis as reflected in the financial statements attached to this report. This change in accounting involves certain assumptions and estimates on the part of the Company’s management. There can be no assurances that results obtained by the Company will attain such results. For further information refer to the notes accompanying the Financial Statements.

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

FARM FISH, INC.

Jackson, Mississippi

Consolidated Financial Statements

For the Two Year Period Ended

December 31, 2002

CONTENTS

Independent Auditor’s Report	1
Consolidated Financial Statements
Consolidated Statement of Net Assets in Liquidation	2
Consolidated Statement of Changes in Net Assets in Liquidation	3
Notes to Consolidated Financial Statements	4 – 8

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

36,000

$(1,575,000)

Exhibits and Reports on Form 8-K

(a) Exhibits Required by Item 601 of Regulation S-B:

3(a) Articles of Incorporation –	Incorporated by reference from Form 10-K for year ended April 30, 1981

3(b) Bylaws	Incorporated by reference from Form 10-K for year ended April 30, 1981

3(c) Amendment to Bylaws –	Incorporated by reference from Form 10-K for year ended December 31, 1984

3(d) Amendment to Articles of Incorporation –	Incorporated by reference from Form 10-K for year ended December 31, 1984

(10) Material Contracts

10(a) Asset Purchase Agreement, dated February 28, 1986 –	Incorporated by reference from Form 10-K for year ended December 31, 1985

10(b) Asset Purchase Agreement, dated as of July 20, 2000	Incorporated y Reference from Form 14A filed December 8, 2000

(b) Reports on Form 8-K	Company filed an 8-K on August 11, 2000 related to the transaction with H & S Fish Farms, LLC

Company filed an 8-K on June , 2003, related to a change in its independent auditors.

CERTIFICATIONS

I, David Robison, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Farm Fish, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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